Form 10-Q
period 1998-06-30
GB&T BANCSHARES INC
filed 1998-08-11
CIK 1061068

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended      JUNE 30, 1998
                                     ----------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  000-24203

                                 GB&T BANCSHARES, INC.
-------------------------------------------------------------------------------------------
            (Exact name of small business issuer as specified in its charter)

            GEORGIA                                                         58-2400756
-------------------------------------------------------------------------------------------
(State or other jurisdiction of                                          (IRS Employer
incorporation or organization)                                         Identification No.)


                            500 JESSE JEWELL PARKWAY, S.E.
                             GAINESVILLE, GEORGIA  30501
                     ------------------------------------------
                    (Address of principal executive offices)

                                 (770) 532-1212
                     ----------------------------------------
                          (Issuer's telephone number)

                                         N/A
-------------------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of August 1, 1998:    1,676,160 shares; $5 par value

Transitional Small Business Disclosure Format (Check One)  Yes   X    No
                                                               -----     -----

                      GB&T BANCSHARES, INC. AND SUBSIDIARY


                                     INDEX
                                     -----


                                                                                                      PAGE NO.
                                                                                                      --------
PART I.         FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEET - JUNE 30, 1998.................................................1

                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME -
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND SIX MONTHS
                   ENDED JUNE 30, 1998 AND 1997..............................................................2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED
                   JUNE 30, 1998 AND 1997....................................................................3

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................4-6

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................7-10

PART II.        OTHER INFORMATION

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................11

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................11

                 SIGNATURES.................................................................................12


                        PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)
                            (Dollars in Thousands)

ASSETS
------

Cash and due from banks                                          $  6,700
Interest-bearing deposits in banks                                    741
Federal funds sold                                                 10,265
Securities available-for-sale, at fair value                       31,988

Loans                                                             123,698
Less allowance for loan losses                                      1,666
                                                                 --------
 Loans, Net                                                       122,032
                                                                 --------

Premises and equipment                                              4,483
Other assets                                                        4,742

                                                                 --------
 TOTAL ASSETS                                                    $180,951
                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
 Demand                                                          $ 21,950
 Interest-bearing demand                                           13,415
 Savings                                                           33,523
 Time deposits                                                     92,239
                                                                 --------
  Total deposits                                                  161,127

Other borrowings                                                    3,482
Other liabilities                                                   1,839
                                                                 --------
  TOTAL LIABILITIES                                               166,448
                                                                 --------

Stockholders' Equity
 Common Stock, par value $5; 10,000,000
  shares authorized; 1,676,160 shares
  issued and outstanding                                            8,381
 Capital surplus                                                    2,003
 Retained earnings                                                  4,063
 Accumulated other comprehensive
  income, net of tax                                                   56
                                                                 --------
  TOTAL STOCKHOLDERS' EQUITY                                       14,503
                                                                 --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $180,951
                                                                 ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (Dollars in Thousands, except per share amounts)

                                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                          ------------------  -----------------
                                                            1998      1997      1998      1997
                                                          --------  --------  --------  --------
INTEREST INCOME
 Loans                                                      3,137     2,838     6,224    5,326
 Taxable securities                                           432       379       807      739
 Nontaxable securities                                         29        13        57       27
 Federal funds sold                                           157        80       317      132
 Interest-bearing deposits in banks                             5         4        10        9
                                                           ------    ------    ------   ------
  Total interest income                                     3,760     3,314     7,415    6,233
                                                           ------    ------    ------   ------

INTEREST EXPENSE
 Deposits                                                   1,842     1,561     3,705    2,944
 Other borrowings                                              31        16        47       28
                                                           ------    ------    ------   ------
  Total interest expense                                    1,873     1,577     3,752    2,972
                                                           ------    ------    ------   ------

  NET INTEREST INCOME                                       1,887     1,737     3,663    3,261
Provision for loan losses                                     126        72       252      144
                                                           ------    ------    ------   ------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                1,761     1,665     3,411    3,117
                                                           ------    ------    ------   ------

OTHER INCOME                                                  459       229       786      453
                                                           ------    ------    ------   ------

OTHER EXPENSES
 Salaries and other employee benefits                         885       642     1,685    1,242
 Occupancy and equipment expenses                             276       184       522      361
 Other operating expenses                                     424       330       795      623
                                                           ------    ------    ------   ------
  TOTAL OTHER EXPENSES                                      1,585     1,156     3,002    2,226
                                                           ------    ------    ------   ------

  INCOME BEFORE INCOME TAXES                                  635       738     1,195    1,344

Income tax expense                                            206       263       389      476
                                                           ------    ------    ------   ------

  NET INCOME                                                  429       475       806      868
                                                           ------    ------    ------   ------

OTHER COMPREHENSIVE INCOME:
 Unrealized gains (losses) on securities
  available-for-sale arising during period, net of tax         (3)      136        (3)      25

                                                           ------    ------    ------   ------
  COMPREHENSIVE INCOME                                     $  426    $  611    $  803   $  893
                                                           ======    ======    ======   ======
BASIC EARNINGS PER COMMON SHARE                            $ 0.26    $ 0.29    $ 0.48   $ 0.52
                                                           ======    ======    ======   ======
DILUTED EARNINGS PER COMMON SHARE                          $ 0.24    $ 0.29    $ 0.46   $ 0.52
                                                           ======    ======    ======   ======
CASH DIVIDENDS PER COMMON SHARE                            $ 0.06    $ 0.11    $ 0.06   $ 0.11
                                                           ======    ======    ======   ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                        1998         1997
                                                                       ------       ------
OPERATING ACTIVITIES
  Net income                                                          $    806     $    868
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                           205          156
    Provision for loan losses                                              252          144
    Net realized losses on securities                                       -             7
    Other operating activities                                          (1,029)        (278)
                                                                      --------     --------

      Net cash provided by operating activities                            234          897
                                                                      --------     --------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                           (15,134)      (2,609)
  Proceeds from maturities of securities available-for-sale              8,051        1,732
  (Increase) decrease in interest-bearing deposits in banks               (402)          44
  Net increase (decrease) in Federal funds sold                            260       (2,195)
  Net increase in loans                                                 (2,507)     (17,195)
  Purchase of premises and equipment                                      (357)        (703)
                                                                      --------     --------

    Net cash used in investing activities                              (10,089)     (20,926)
                                                                      --------     --------

FINANCING ACTIVITIES
  Net increase in deposits                                               5,516       18,672
  Net increase in other borrowings                                       2,052        1,241
  Dividends paid                                                          (101)          -
                                                                      --------     --------
    Net cash provided by financing activities                            7,467       19,913
                                                                      --------     --------

Net (decrease) in cash and due from banks                               (2,388)        (116)

Cash and due from banks at beginning of period                           9,088        6,453
                                                                      --------     --------

Cash and due from banks at end of period                              $  6,700     $  6,337
                                                                      ========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      GB&T BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of income per common share for the three and six months ended June 30, 1997.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Income.

          In April of 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of startup activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of June 30, 1998 the company had $40,700 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

          In June of 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

          Earlier adoption is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after June 1998. The company has not determined the affect of SFAS 133 on its financial condition and results of operations at this time.

          There are no other recent accounting pronouncements that have had, or are expected to have a material effect on the Company's financial statements.

NOTE 3.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                                                  THREE MONTHS ENDED JUNE 30, 1998
                                                      --------------------------------------------------------
                                                          NET              WEIGHTED-AVERAGE       PER SHARE
                                                         INCOME                 SHARES              AMOUNT
                                                      -------------        ----------------     --------------
                  Basic EPS                           $     426,000           1,676,160         $         0.26
                                                                                                ==============
                  Effect of Dilutive Securities
                   Stock options                                  -              77,141
                                                      -------------           ---------
                  Diluted EPS                         $     426,000           1,753,301         $         0.24
                                                      =============           =========         ==============

                                                                  THREE MONTHS ENDED JUNE 30, 1997
                                                      --------------------------------------------------------
                                                          NET              WEIGHTED-AVERAGE       PER SHARE
                                                         INCOME                 SHARES             AMOUNT
                                                      -------------        ----------------     --------------
                   Basic EPS                          $     475,000           1,673,960         $         0.29
                                                                                                ==============
                   Effect of Dilutive Securities
                    Stock options                                 -                 860
                                                      -------------           ---------
                   Diluted EPS                        $     475,000           1,674,820         $         0.29
                                                      =============           =========         ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                                      SIX MONTHS ENDED JUNE 30, 1998
                                                      --------------------------------------------------------
                                                          NET              WEIGHTED-AVERAGE       PER SHARE
                                                         INCOME                 SHARES              AMOUNT
                                                      -------------        ----------------     --------------
                     Basic EPS                           $806,000               1,676,160           $0.48
                                                                                                    =====
                     Effect of Dilutive Securities
                       Stock options                           -                   77,141
                                                         --------               ---------
                     Diluted EPS                         $806,000               1,753,301           $0.46
                                                         ========               =========           =====

                                                                  SIX MONTHS ENDED JUNE 30, 1997
                                                      --------------------------------------------------------
                                                         NET               WEIGHTED-AVERAGE       PER SHARE
                                                        INCOME                  SHARES              AMOUNT
                                                      -------------         ----------------     ------------
                     Basic EPS                           $868,000               1,673,960            $0.52
                                                                                                     =====
                     Effect of Dilutive Securities
                       Stock options                            -                   2,277
                                                         --------               ---------
                     Diluted EPS                         $868,000               1,676,237            $0.52
                                                         ========               =========            =====


NOTE 4.   BUSINESS COMBINATION

          On April 24, 1998, GB&T Bancshares, Inc. acquired all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of $5 par value common stock. The acquisition was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to reflect the combination.

                      GB&T BANCSHARES, INC. AND SUBSIDIARY

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, Gainesville Bank & Trust, during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's total assets increased $8,022,000 or 4.6%, for the six months ended June 30, 1998. Total loans increased by $2,488,000 or 2.1% for the six months ended June 30, 1998. The loan to deposit ratio as of June 30, 1998 was 76.7% as compared to 81.2% at June 30, 1997. Total deposits increased by $5,516,000 for the six months ended June 30, 1998. The slow growth is believed to stem from a highly competitive banking industry and a more stabilized general economy. Prior to the past six months, the Bank's market area has experienced significant growth during the last several years.

LIQUIDITY

As of June 30, 1998, the liquidity ratio was 27.45% compared to 21.86% at June 30, 1997. This is above the Bank's target ratio of 25%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The increase in the liquidity ratio is related to the minimal increase in loans and a reduction of pledged deposits since December 31, 1997. The Bank has lines of credit available to meet any unforeseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as needed basis.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At June 30, 1998, the capital ratios at the Company and the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios for the Company are as follows:

     Leverage capital ratio                                            8.15%
     Risk-based capital ratios:
       Core capital                                                   10.94%
       Total capital                                                  12.19%

RESULTS OF OPERATIONS

Net interest income increased $150,000 or 8.6% for the three months ended June 30, 1998 compared to the same period in 1997. The net increase consists of an increase in interest income of $446,000 or 13.5% less an increase in interest expense of $296,000 or 18.8% for the three month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $6.8 million from March 31, 1998 to June 30, 1998. Total interest-bearing liabilities increased during the same period by $4.4 million.

Net interest income increased $402,000 or 12.3% for the six months ended June 30, 1998 compared to the same period in 1997. The net increase consists of an increase in interest income of $1,182,000 or 19% less an increase in interest expense of $780,000 or 26.2% for the six month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $27 million from June 30, 1997 to June 30, 1998. Total interest-bearing liabilities increased during the same period by $19 million. The net interest margin was 4.65% and 5.13% for the six months ended June 30, 1998 and 1997, respectively.

The Bank's provision for loan losses increased by $54,000 or 75% during the three months ended June 30, 1998 as compared to the same period in 1997. The Bank's provision for loan losses increased by $108,000 or 75% during the six months ended June 30, 1998 as compared to the same period in 1997. The allowance for loan losses at June 30, 1998 was $1,666,000 or 1.35% of total loans compared to 1.14% at June 30, 1997. Based on management's evaluation, the allowance is adequate to absorb any anticipated loan losses at June 30, 1998.

The increase in the provision for loan losses for the three and six month periods ended June 30, 1998 as compared to 1997 is based on an overall slowing economy. The analysis below indicates only a slight decrease in net charge-offs in 1998 as compared to 1997. The second table following indicates increases of $67,000 and $259,000 in nonaccrual loans and past due loans over 90 days, respectively. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the six month periods ended June 30, 1998 and 1997.

                                                                        1998          1997
                                                                      ---------     --------
                                                                      (DOLLARS IN THOUSANDS)
                                                                      ----------------------

                  BALANCE, BEGINNING OF PERIOD                           $1,433       $1,146
                                                                         ------       ------

                  LESS CHARGE-OFFS
                    Commercial loans                                       (210)         (34)
                    Consumer  loans                                          (9)         (10)

                  PLUS RECOVERIES
                    Commercial loans                                          4
                    Consumer loans                                            7           11
                                                                         ------       ------
                    Net charge-offs                                         (19)         (33)
                                                                         ------       ------

                  PLUS PROVISION FOR LOAN LOSSES                            252          144
                                                                         ------       ------

                  BALANCE, END OF PERIOD                                 $1,666       $1,257
                                                                         ======       ======

The following table is a summary of nonaccrual, past due and restructured debt.

                                                          June 30, 1998
                                               ------------------------------------
                                                             Past Due
                                                             90 Days
                                               Nonaccrual     Still    Restructured
                                                 Loans       Accruing     Debt
                                               ----------- ----------- ------------
                                                     (Dollars in Thousands)
                                               ------------------------------------
                  Real estate loans              $ 54          $442      $ -
                  Commercial loans                 -            -          -
                  Consumer loans                   13             8        -
                                               ----------- ----------- ------------
                       Total                     $ 67          $450      $ -
                                                 ====          ====      ====
                                                       June 30, 1997
                                               ------------------------------------

                                                             Past Due
                                                             90 Days
                                               Nonaccrual     Still    Restructured
                                                 Loans       Accruing     Debt
                                               ----------- ----------- ------------
                                                     (Dollars in Thousands)
                                               ------------------------------------

                  Real estate loans              $ -          $124       $ -
                  Commercial loans                 -             8         -
                  Consumer loans                   -            59         -
                                                 ====         ====       ====
                    Total                        $ -          $191       $ -
                                                 ====         ====       ====

The Company's policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Other income for the three months ended June 30, 1998 increased by $237,000 or 107% compared to the same period in 1997. The increase in other income is primarily due to increases in mortgage origination fees of $46,000 and SBA loan premiums of $131,000. Other income for the six months ended June 30, 1998 increased by $333,000 or 73.5% compared to the same period in 1997. The increase in other income is primarily due to increases in mortgage origination fees of $121,000 and SBA loan premiums of $141,000.

Other expenses increased by approximately $429,000 or 37% for the three month period ended June 30, 1998 compared to the same period in 1997. The increase is due primarily to an increase in salaries and employee benefits of $243,000. Other expenses increased by approximately $776,000 or 34.9% for the six month period ended June 30, 1998 compared to the same period in 1997. The increase is due primarily to an increase in salaries and employee benefits of $443,000 which can be partially attributed to an increase of full time employees to 83 in 1998 as compared to 63 in 1997. The significant increase in employees is due to the opening of two new branches in the past two years. In addition, the Bank has begun offering trust services and increased the activity in their mortgage operations, both which required additional experienced personnel. The increase in occupancy and equipment expenses of $161,000 is also related to the opening of two branches within the past two years. The increase in other operating expenses of $172,000 is not related to any one significant item, but includes normal increases in operating expenses.

Income tax expense decreased by $57,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Income tax expense decreased by $87,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The effective tax rate for the period in 1998 was 33% compared to 35% for the same period in 1997.

Net income decreased for the three months ended June 30, 1998 by $46,000
compared to the same period in 1997.   Net income decreased for the six months
ended June 30, 1998 by $62,000 compared to the same period in 1997. The decrease in net income is attributable to increases in provision for loan losses and other expense as explained above.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

CAPABILITY OF THE BANK'S DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

The Company heavily relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions.

The Company has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components used in the operations of the Company to identify the areas that could be affected by the Year 2000 issue, and has developed a remediation plan to resolve any identified non-compliant component. This is a continuing process as testing will be performed throughout the remainder of 1998 and 1999. Based on the review of computer and other components, management does not believe the cost of remediation will be material to the Company's financial statements, although there can be no assurances in this regard.

                          PART II - OTHER INFORMATION



ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          The first annual meeting of the Shareholders of GB&T Bancshares, Inc. was held on June 8, 1998. The meeting had been called pursuant to written notice for the purpose of acting on (1) Election of directors
          (2) Approval of GB&T Bancshares, Inc. Stock Option Plan of 1997 and
          (3) To amend the Articles of Incorporation to increase the authorized common stock from 2,000,000 to 10,000,000 shares. The results of the voting were as follows:

                       FOR       AGAINST    ABSTAIN
                    ---------    -------    -------
          Item 1    1,322,836          0     10,200
          Item 2    1,157,748     13,336    161,952
          Item 3    1,319,428      9,008      4,600

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

              27. Financial Data Schedule

          (b)  Reports on Form 8-K.

              On May 5, 1998 GB&T Bancshares, Inc. filed a Form 8-K to report the formation of GB&T Bancshares, Inc. on April 24, 1998 through the merger of 500 Interim Parkway Corporation and Gainesville Bank & Trust. The securities issued to security holders of the Company in connection with the merger are deemed registered under Section 12(b) of the Act and the Company is the successor issuer to the Bank.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GB&T BANCSHARES, INC.



DATE: August 11, 1998                 BY: /s/ Richard A. Hunt
      -------------------------------     --------------------------------------
      Richard A. Hunt
      President and Chief Executive Officer




DATE: August 11, 1998                 BY: /s/ Gregory L. Hamby
      -------------------------------     --------------------------------------
      Gregory L. Hamby
      Chief Financial Officer