Form 10QSB
period 1998-09-30
GB&T BANCSHARES INC
filed 1998-11-13
CIK 1061068

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended   SEPTEMBER 30, 1998
                                       ----------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                        COMMISSION FILE NUMBER:  000-24203

                             GB&T BANCSHARES, INC.
          ----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     GEORGIA                                            58-2400756
---------------------                                ----------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

                         500 JESSE JEWELL PARKWAY, S.E.
                            GAINESVILLE, GEORGIA 30501
                      -------------------------------------
                    (Address of principal executive offices)

                                   (770) 532-1212
                            ------------------------
                          (Issuer's telephone number)
                                          N/A
                 ---------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No  _________
    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of August 1, 1998:    2,095,171 shares; $5 par value

Transitional Small Business Disclosure Format (Check One)  Yes ____  No   X
                                                                        -----

                     GB&T BANCSHARES, INC. AND SUBSISIARY

                                     INDEX
                                     -----

                                                                                                             PAGE NO.
                                                                                                             --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1998........................................   1

                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME -
                        THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997....................................................   2

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED
                        SEPTEMBER 30, 1998 AND 1997.........................................................    3

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................. 4-6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................ 7-11

PART II.          OTHER INFORMATION

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................   12

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................   12

                  SIGNATURES................................................................................   13

                        PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



ASSETS
------
Cash and due from banks                                                           $       8,016
Interest-bearing deposits in banks                                                          254
Federal funds sold                                                                       15,560
Securities available-for-sale, at fair value                                             31,902

Loans                                                                                   129,364
Less allowance for loan losses                                                            1,774
                                                                                  --------------
     Loans, Net                                                                         127,590
                                                                                  --------------

Premises and equipment                                                                    4,390
Other assets                                                                              4,667

                                                                                  ==============
     TOTAL ASSETS                                                                 $     192,379
                                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
   Demand                                                                         $      19,756
   Interest-bearing demand                                                               14,750
   Savings                                                                               33,937
   Time deposits                                                                        103,836
                                                                                  --------------
     Total deposits                                                                     172,279

Other borrowings                                                                          3,328
Other liabilities                                                                         1,806
                                                                                  --------------
     TOTAL LIABILITIES                                                                  177,413
                                                                                  --------------

Stockholders' Equity
   Common Stock, par value $5; 10,000,000
       shares authorized; 2,095,171 shares
       issued and outstanding                                                            10,476
   Capital surplus                                                                        2,003
   Retained earnings                                                                      2,306
   Accumulated other comprehensive
       income, net of tax                                                                   181
                                                                                  --------------
     TOTAL STOCKHOLDERS' EQUITY                                                          14,966
                                                                                  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     192,379
                                                                                  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)
               (Dollars in Thousands, except per share amounts)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                         ----------------------------   ---------------------------
                                                             1998            1997            1998          1997
                                                         ------------    ------------   -------------  ------------
Interest income
   Loans                                                       3,342           2,990           9,566         8,316
   Taxable securities                                            446             375           1,253         1,114
   Nontaxable securities                                          36              14              93            41
   Federal funds sold                                            142              84             459           216
   Interest-bearing deposits in banks                              7               5              17            14
                                                         ------------    ------------   -------------  ------------
     Total interest income                                     3,973           3,468          11,388         9,701
                                                         ------------    ------------   -------------  ------------

Interest expense
   Deposits                                                    1,934           1,708           5,639         4,652
   Other borrowings                                               37              20              84            48
                                                         ------------    ------------   -------------  ------------
     Total interest expense                                    1,971           1,728           5,723         4,700
                                                         ------------    ------------   -------------  ------------

     Net interest income                                       2,002           1,740           5,665         5,001
Provision for loan losses                                        126              72             378           216
                                                         ------------    ------------   -------------  ------------
     Net interest income after
      provision for loan losses                                1,876           1,668           5,287         4,785
                                                         ------------    ------------   -------------  ------------

Other income
   Service charges on deposit accounts                           123             137             372           374
   Mortgage origination fees                                      64              24             251            90
   Gain on sale of loans                                          46               1             197            10
   Other operating income                                        110              59             309           200
                                                         ------------    ------------   -------------  ------------
     Total other income                                          343             221           1,129           674
                                                         ------------    ------------   -------------  ------------

Other expenses
   Salaries and other employee benefits                          877             690           2,562         1,932
   Occupancy and equipment expenses                              265             204             787           565
   Marketing expenses                                             59              30             158            75
   Other operating expenses                                      351             313           1,047           891
                                                         ------------    ------------   -------------  ------------
     Total other expenses                                      1,552           1,237           4,554         3,463
                                                         ------------    ------------   -------------  ------------

     Income before income taxes                                  667             652           1,862         1,996

Income tax expense                                               213             229             602           705
                                                         ------------    ------------   -------------  ------------

    Net Income                                                   454             423           1,260         1,291
                                                         ------------    ------------   -------------  ------------
Other comprehensive income:
   Unrealized gains (losses) on securities
    available-for-sale arising during period,
    net of tax                                                   124              72             121            97
                                                         ============    ============   =============  ============
     Comprehensive income                                  $     578       $     495       $   1,381     $   1,388
                                                         ============    ============   =============  ============

Basic earnings per common share                            $    0.22       $    0.20       $    0.60     $    0.62
                                                         ============    ============   =============  ============

Diluted earnings per common share                          $    0.21       $    0.20       $    0.57     $    0.62
                                                         ============    ============   =============  ============

Cash dividends per common share                            $    0.06       $       -       $    0.10      $   0.09
                                                         ============    ============   =============  ============

The accompanying notes are an integral part of these financial statements.

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                               1998                     1997
                                                                           ------------            -------------
OPERATING ACITIVITIES
  Net income                                                                 $   1,260                $   1,291
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                  312                      306
     Provision for loan losses                                                     378                      216
     Net realized losses on securities                                               -                       10
     Other operating activities                                                   (862)                    (371)

                                                                           ------------            -------------
          Net cash provided by operating activities                              1,088                    1,452
                                                                           ------------            -------------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                                  (16,134)                  (4,610)
   Proceeds from maturities of securities available-for-sale                     9,137                    3,859
   Net decrease in interest-bearing deposits in banks                               85                       36
   Net increase in Federal funds sold                                           (5,035)                  (2,850)
   Net increase in loans                                                        (8,191)                 (24,395)
   Purchase of premises and equipment                                             (371)                  (1,131)

                                                                           ------------            -------------
          Net cash used in investing activities                                (20,509)                 (29,091)
                                                                           ------------            -------------

FINANCING ACTIVITIES
   Net increase in deposits                                                     16,668                   27,079
   Net increase in other borrowings                                              1,898                    1,048
   Options exercised                                                                                         14
   Dividends paid                                                                 (217)                    (184)
                                                                           ------------            -------------
          Net cash provided by financing activities                             18,349                   27,957
                                                                           ------------            -------------

Net (decrease) increase in cash and due from banks                              (1,072)                     318

Cash and due from banks at beginning of period                                   9,088                    6,453

                                                                           ============            =============
Cash and due from banks at end of period                                     $   8,016                $   6,771
                                                                           ============            =============

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

          The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 128, Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of income per common share for the three and six months ended September 30, 1997.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

          In April of 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of startup activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of September 30, 1998 the company had $38,558 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

          In June of 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

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

NOTE 3.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                                                Three Months Ended September 30, 1998
                                                       ----------------------------------------------------
                                                            Net          Weighted-Average
                                                          Income              Shares            PER SHARE
                                                                                                  AMOUNT
                                                       -------------    -----------------    --------------
               Basic EPS                               $     454,000            2,095,171    $         0.22

               Effect of Dilutive Securities
                   Stock options                                   -              104,478
                                                       -------------    -----------------
               Diluted EPS                             $     454,000            2,199,649    $         0.21
                                                       =============    =================    ==============

                                                                Three Months Ended September 30, 1997
                                                       ----------------------------------------------------
                                                            Net          Weighted-Average
                                                          Income              Shares            Per Share
                                                                                                  Amount
                                                       -------------    -----------------    --------------
               Basic EPS                               $     423,000            2,093,338    $         0.20

               Effect of Dilutive Securities
                   Stock options                                   -                5,491
                                                       -------------    -----------------
               Diluted EPS                             $     423,000            2,098,829    $         0.20
                                                       =============    =================    ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                Nine Months Ended September 30, 1998
                                                       ----------------------------------------------------
                                                            Net          Weighted-Average
                                                          Income              Shares            PER SHARE
                                                                                                  AMOUNT
                                                       -------------    -----------------    --------------
               Basic EPS                               $   1,260,000            2,095,171    $         0.60

               Effect of Dilutive Securities
                   Stock options                                   -               99,629
                                                       -------------    -----------------
               Diluted EPS                             $   1,260,000            2,194,800    $         0.57
                                                       =============    =================    ==============

                                                                Nine Months Ended September 30, 1997
                                                       ----------------------------------------------------
                                                            Net          Weighted-Average
                                                          Income              Shares            Per Share
                                                                                                  Amount
                                                       -------------    -----------------    --------------
               Basic EPS                               $   1,291,000            2,092,727    $         0.62

               Effect of Dilutive Securities
                    Stock options                                  -                4,836
                                                       -------------    -----------------
               Diluted EPS                             $   1,291,000            2,097,563    $         0.62
                                                       =============    =================    ==============


NOTE 4.   EARNINGS PER COMMON SHARE

          GB&T Bancshares, Inc. declared a stock dividend in the form of a stock split on August 29, 1998, paid on September 21, 1998 to stockholder's of record August 31, 1998, All per share amounts have been restated to reflect the split.

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

FINANCIAL CONDITION

The Company's total assets increased $19,381,000 or 11.2%, for the nine months ended September 30, 1998. Total loans increased by $8,154,000 or 6.7% for the nine months ended September 30, 1998. The loan to deposit ratio as of September 30, 1998 was 75.1%, within the Company's target range of 75% to 80%, as compared to 81.6% at September 30, 1997. Total deposits increased by $16,668,000 for the nine months ended September 30, 1998. The deposit growth is believed to stem from a more volatile economy in the third quarter. Prior to the current year, the Bank's market area has experienced significant growth during the last several years.

LIQUIDITY

As of September 30, 1998, the liquidity ratio was 29.70% compared to 21.89% at September 30, 1997. This is above the Bank's target ratio of 25%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The increase in the liquidity ratio is related to the increase in deposits and a reduction of pledged deposits since December 31, 1997. The Bank has lines of credit available to meet any unforeseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as needed basis.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At September 30, 1998, the capital ratios at the Company and the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios of the Company are as follows:

      Leverage capital ratio                                       7.98%
      Risk-based capital ratios:
        Core capital                                              10.98%
        Total capital                                             12.23%

RESULTS OF OPERATIONS

Net interest income increased $262,000 or 15.1% for the three months ended September 30, 1998 compared to the same period in 1997. The net increase consists of an increase in interest income of $505,000 or 14.6% less an increase in interest expense of $243,000 or 14.1% for the three month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $29 million from September 30, 1997 to September 30, 1998. Total interest-bearing liabilities increased during the same period by $26 million.

Net interest income increased $664,000 or 13.3% for the nine months ended September 30, 1998 compared to the same period in 1997. The net increase consists of an increase in interest income of $1,687,000 or 17.4% less an increase in interest expense of $1,023,000 or 21.7% for the nine month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $29 million from September 30, 1997 to September 30, 1998. Total interest-bearing liabilities increased during the same period by $26 million. The net interest margin was 4.68% and 5.01% for the nine months ended September 30, 1998 and 1997, respectively. Competitive pressures continue to place downward pressure on net interest margin.

The Bank's provision for loan losses increased by $54,000 or 75% during the three months ended September 30, 1998 as compared to the same period in 1997. The Bank's provision for loan losses increased by $162,000 or 75% during the nine months ended September 30, 1998 as compared to the same period in 1997. The allowance for loan losses at September 30, 1998 was $1,774,000 or 1.37% of total loans compared to 1.13% at September 30, 1997. Based on management's evaluation, the allowance is adequate to absorb any anticipated loan losses at September 30, 1998.

The increase in the provision for loan losses for the three and nine month periods ended September 30, 1998 as compared to 1997 is based on an overall slowing economy. The analysis below indicates only a slight increase in net charge-offs in 1998 as compared to 1997. The second table following indicates increases of $359,000 and $126,000 in nonaccrual loans and past due loans over 90 days, respectively. The increase in nonaccrual and past due loans resulted from three larger well collateralized loans. There are minimal or no losses anticipated on these loans. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997.

                                                                1998            1997
                                                            ------------    ------------
                                                               (DOLLARS IN THOUSANDS)
                                                            ----------------------------
                    BALANCE, BEGINNING OF PERIOD            $      1,433    $      1,146


                    LESS CHARGE-OFFS
                       Commercial loans                              (42)            (34)
                       Consumer  loans                               (24)            (15)

                    PLUS RECOVERIES
                       Commercial loans                               19
                       Consumer loans                                 10              17
                                                            ------------    ------------

                                                            ------------    ------------
                   Net charge-offs                                   (37)            (32)
                                                            ------------    ------------

                   PLUS PROVISION FOR LOAN LOSSES                    378             216
                                                            ------------    ------------

                   BALANCE, END OF PERIOD                   $      1,774    $      1,330
                                                            ============    ============


The following table is a summary of nonaccrual, past due and restructured debt.

                                                                                 September 30, 1998
                                                            -----------------------------------------------------------

                                                                                     Past Due
                                                               Nonaccural            90 Days             Restructured
                                                                 Loans                Still                   Debt
                                                                                     Accruing
                                                            ----------------     ----------------     -----------------
                                                                              (Dollars in Thousands)
                                                            -----------------------------------------------------------
                   Real estate loans                        $            339     $            317     $               -
                   Commercial loans                                        -                    -                     -
                   Consumer loans                                         20                    -                     -
                                                            ----------------     ----------------     -----------------
                         Total                              $            359     $            317     $               -
                                                            ================     ================     =================

                                                                                 September 30, 1997
                                                            -----------------------------------------------------------

                                                                                     Past Due
                                                               Nonaccural            90 Days             Restructured
                                                                 Loans                Still                   Debt
                                                                                     Accruing
                                                            ----------------     ----------------     -----------------
                                                                              (Dollars in Thousands)
                                                            -----------------------------------------------------------
                   Real estate loans                        $              -     $            124     $               -
                   Commercial loans                                        -                    8                     -
                   Consumer loans                                          -                   59                     -
                                                            ----------------     ----------------     -----------------
                         Total                              $              -     $            191     $               -
                                                            ================     ================     =================

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

Other income for the three months ended September 30, 1998 increased by $122,000 or 55.2% compared to the same period in 1997. The increase in other income is primarily due to increases in mortgage origination fees of $42,000 and SBA loan premiums of $45,000. Other income for the nine months ended September 30, 1998 increased by $455,000 or 67.5% compared to the same period in 1997. The increase in other income is primarily due to increases in mortgage origination fees of $161,000 and SBA loan premiums of $187,000.

Other expenses increased by approximately $315,000 or 25.5% for the three month period ended September 30, 1998 compared to the same period in 1997. The increase is due primarily to an increase in salaries and employee benefits of $187,000. Other expenses increased by approximately $1,091,000 or 31.5% for the nine month period ended September 30, 1998 compared to the same period in 1997. The increase is due primarily to an increase in salaries and employee benefits of $630,000 which can be partially attributed to an increase of full time employees to 86 in 1998 as compared to 72 in 1997. The significant increase in employees is due to the opening of two new branches in the past two years. In addition, the Bank has begun offering trust services and increased the activity in their mortgage operations, both which required additional experienced personnel. The increase in occupancy and equipment expenses of $222,000 is also related to the opening of two branches within the past two years. The increase in other operating expenses of $156,000 is not related to any one significant item, but includes normal increases in operating expenses.

Income tax expense decreased by $16,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Income tax expense decreased by $103,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The effective tax rate for the period in 1998 was 32% compared to 35% for the same period in 1997. This decrease is attibutable to the investment in tax free investments during the year.

Net income increased for the three months ended September 30, 1998 by $31,000
compared to the same period in 1997.   Net income decreased for the nine months
ended September 30, 1998 by $31,000 compared to the same period in 1997. The decrease in net income is attributable to increases in provision for loan losses and other expense as explained above.

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

The Company has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components used in the operations of the Company as well as third party vendors and customers to identify the areas that could be affected by the Year 2000 issue, and has developed a remediation plan to resolve any identified non-compliant component. All mission critical components have been identified and the Company is currently in the validation phase of its Year 2000 plan. The validation phase of its plan is expected to be substantially complete by December 31, 1998. The Company has budgeted the cost of remediation at approximately $275,000. As of October 31, 1998, the Company has expended approximately $176,000 of the budget.

A material negative impact on the operations, liquidity and financial condition of the bank would occur in a worst case scenario if the bank performed no remediation. The company has substantially completed its remediation plan. In the event of a worst case scenario the Company also has a contingency plan that addresses each of its mission critical components.

                          PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GB&T BANCSHARES, INC.



DATE: 11/13/98                       BY:  /s/ Richard A. Hunt
     ------------------                 ---------------------
                                         Richard A. Hunt
                                         President and Chief Executive Officer



DATE:  11/13/98                      BY: /s/ Gregory L. Hamby
     ------------------                 ---------------------
                                         Gregory L. Hamby
                                         Chief Financial Officer