Form 10KSB40
period 1998-12-31
GB&T BANCSHARES INC
filed 1999-03-31
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB
               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 (Mark One)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                      Commission file number 000-24203

                            GB&T Bancshares, Inc.
            (Exact name of Registrant as specified in its Charter)

               Georgia                           58-2400756
       (State of Incorporation)    (I.R.S. Employer Identification No.)

                       500 Jesse Jewell Parkway, S.E.
                        Gainesville, Georgia  30501
             (Address of principal office, including zip code)

                                  (770) 532-1212
             (Registrant's telephone number, including area code)

     Securities Registered pursuant to Section 12(b) of the Act; None Securities Registered pursuant to Section 12(g) of the Act: Common
                              Stock, par value $5.00

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X    NO
            ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

     The total revenues for the year ended December 31, 1998 was $16,908,000.

     The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 1, 1999, was $31,996,000 based on $25 per share, the average of the bid and asked prices for the Registrant's Common Stock on The Nasdaq National Market on March 1, 1999.

     The number of shares of the Registrant's Common Stock outstanding at March 11, 1999, was 2,105,537 shares.
DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I and II of this report.

     Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1998 fiscal year end are incorporated by reference into Part III of this report.

                           TABLE OF CONTENTS
                           -----------------


ITEM NO.       CAPTION
----------------------

PART I
           1.  Description of Business


           2.  Description of Properties

           3.  Legal Proceedings


           4.  Submission of Matters to a Vote of Security Holders

PART II

           5.  Market for Common Equity and Related Stockholder Matters

           6. Management's Discussion and Analysis of Financial Condition and Results of Operations


           7.  Financial Statements

           8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


PART III

           9.  Directors and Executive Officers

           10. Executive Compensation


           11. Security Ownership of Certain Beneficial Owners and Management

           12. Certain Relationships and Related Transactions


           13. Exhibits and Reports on Form 8-K

                                  PART I
                                   -----

ITEM 1. BUSINESS


THE COMPANY

        GB&T Bancshares, Inc. (the "Company") was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, GB&T Bancshares, Inc. acquired all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of $5 par value common stock. The acquisition was accounted for as a pooling of interests, and, accordingly, all prior financial statements reflect the combination. At December 31, 1998, the Company had one wholly-owned subsidiary, Gainesville Bank & Trust (the "Bank").

        The Company operates as a one bank holding company.  At
December 31, 1998 there were no other investments held by the Company. The Company's plans include investments in de novo banks in Georgia and exploring opportunities through mergers and acquisitions.
Currently, there are no employees of the Company.

        The Company's principal executive offices are located at 500 Jesse Jewell Parkway, S.E., Gainesville, Georgia 30501, and its telephone number is (770) 532-1212.

GAINESVILLE BANK & TRUST

        Gainesville Bank & Trust, located in Gainesville, Georgia, was incorporated under the laws of the State of Georgia on July 20, 1987 and commenced operations as a Georgia State-Chartered Bank on February 1, 1988.

        The Bank conducts business from its main office facility at 500 Jesse Jewell Parkway, Gainesville, Hall County, Georgia, which is owned equally by the Bank and one of its directors. The Bank currently occupies sixty-five percent of this facility. The remainder of this facility is available for lease and approximately 10,000 square feet in the building is currently under lease to five tenants unrelated to the Bank. The Bank currently operates three branches in Gainesville, Georgia and one branch in Oakwood, Georgia.

        The Bank provides a full range of banking services to customers within its primary market area of Hall County. It offers checking accounts, money market accounts, savings and time deposits, commercial, small business, real estate mortgage, consumer, home equity, automobile and credit card loans. The Bank also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities, 24-hour automated teller machines, PC banking, and limited trust services.

        The Bank has grown from its initial capital base of $7 million to a total asset base of approximately $196 million. The continued growth in total assets and loans was generated almost exclusively from deposits obtained from the Hall County market area. The loan portfolio of $138 million as of year end is comprised of commercial and industrial loans ($17 million), loans secured by real estate ($107 million), and consumer and other loans ($14 million). The Bank is not currently engaged in any nonbanking activities.

MARKET AREA AND COMPETITION

        The Bank competes primarily with ten other commercial banks, NationsBank, N.A, Regions Bank, Georgia First Bank, Lanier National Bank, Community Bank & Trust-Habersham, Premier Bank, Trust Company Bank of Northeast Georgia, SouthTrust Bank, NBC Bank, FSB, and Wachovia Bank, N.A. In addition, the Bank competes with other financial institutions, including two credit unions. The banking business is very competitive in the Gainesville, Hall County market. The banking industry continues to experience increased competition for deposits from brokerage firms and money market funds.

        As a whole, the banking industry in Georgia is highly competitive. The Bank competes with institutions which have much greater financial resources than the Bank, and which may be able to offer more services to their customers. In recent years, intense market demands, economic pressures, and increased customer awareness of products, services, and the availability of electronic services have forced banks to diversify their services and become more cost effective. The Bank faces strong competition in attracting and retaining deposits and loans.

        The most direct competition for deposits comes from other commercial banks, savings banks, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience, availability of products and services, and marketing are all significant factors in the Bank's competition for deposits.

        Competition for loans comes from other commercial banks, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. The Bank competes for loan originations through the interest rates, loan fees they charge, efficiency in closing and handling of loans, and the overall quality of service. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rates, and other factors that are not readily predictable.

        Management expects that competition will continue to increase in the future due to the fully phased-in statewide branching laws that became effective in 1998 and the entry of additional bank and nonbank competitors.

                          LENDING ACTIVITIES
                          ------------------

        The Bank originates loans primarily secured by single family real estate, residential construction, owner-occupied commercial buildings, and other loans to small businesses and individuals. In addition, loans are made to small- and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

        The Bank originates secured and unsecured commercial and consumer loans, principally to smaller business enterprises. The Bank also lends to a limited number of residential contractors and developers in the Hall County area.

        The Bank's commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as occasional letters of credit. Commercial borrowers typically secure their loans with assets of the business as well as personal guaranties of their principals, often secured by second mortgages on their personal residences.

        The Bank provides commercial and consumer installment loans to its customers. Such loans are typically of multiple-year duration, secured by the property financed and, if not variable rate, bear interest at a rate tied to the Bank's cost of funds of equivalent maturity. Commercial installment loans generally finance commercial equipment, while consumer installment loans typically finance automobiles, consumer products, or home improvements.

        Risks associated with loans made by the Bank include, but are not limited to, the real estate market in Hall County, fraud, deteriorating or non-existing collateral, general economic conditions, and deteriorating customer financial conditions.

        The Bank's Board of Directors establishes and periodically reviews the Bank's lending policies and procedures. State banking regulations provide that no secured loan relationship may exceed 25% of the Bank's statutory capital and no unsecured loan relationship may exceed 15% of the Bank's statutory capital, except in very limited circumstances. The Bank occasionally sells participation interests in loans to other lenders, primarily when a loan exceeds the Bank's legal lending limits.

        In addition, the Bank originates loans to small businesses secured by real estate and other collateral, which loans are in part (up to 75% of each loan) guaranteed by the U.S. Small Business
Administration ("SBA").


                               DEPOSITS
                               --------

        Checking, savings, money market accounts, and other time deposit accounts are the primary sources of funds for investing in loans and securities. The Bank obtains most of its deposits from individuals and businesses in its market area.

        The Bank does not solicit new or maturing deposits by offering depositors rates of interest on certificates of deposit or money market accounts significantly above rates paid by other local competitors. The Bank does not solicit brokered deposits.


                         INVESTMENT ACTIVITIES
                         ---------------------

        After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in securities allowed under banking laws and regulations. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. The Bank also invests excess funds in Federal funds with its correspondents and primarily acts as a net seller of such funds. The sale of Federal funds amounts to a short term loan from the Bank to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.

                      ASSET/LIABILITY MANAGEMENT
                      --------------------------

        It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories from individuals and businesses. Management of the Bank seeks to invest the largest portion of the Bank's assets in loans.

        The Bank's asset-liability mix is monitored on a periodic basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

EMPLOYEES

        As of December 31, 1998, the Bank had 79 full-time equivalent employees. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.


                      SUPERVISION AND REGULATION

        The following discussion sets forth the material elements of the regulatory framework applicable to banks and provides certain specific information related to the Company.

GENERAL

        The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve') and the Georgia Department of Banking and Finance (the "Georgia Department") under the Bank Holding Company Act of 1956 ( the "BHC Act") and the Georgia BHC Act, respectively. As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the Georgia BHC Act.

        The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

        The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

        The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

        In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act which became effective on July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

        Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established was no longer limited.

        The BHC Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

        The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

        The Bank is subject to regulation, supervision, and examination by the FDIC and the Georgia Department. The FDIC and the Georgia Department regularly examine the operations of the Bank, and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

        The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends to its stockholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its stockholders.

        If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "--Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

        The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company, and the FDIC in the case of the Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

        The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

        The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets (''Tier 1 Capital''). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 11.76% and 10.52%, respectively.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional one or two percent. The Company's Leverage Ratio at December 31, 1998 was 7.89%. The guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

        The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1998. Neither the Company nor the Bank have been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

        Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

        The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

SUPPORT OF SUBSIDIARY INSTITUTION

        Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank.
In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION

        FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

        Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

        An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution will meet its capital restoration plan, subject to certain limitations.
The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

        For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with Bank or non-Bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region;" (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking regulator, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer, without regulatory approval.

        At December 31, 1998, the Bank had the requisite capital levels to qualify as "well capitalized."

SAFETY AND SOUNDNESS STANDARDS


        The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See " Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

ITEM 2. PROPERTIES

        The Bank's main office is owned jointly by the Bank and Director Donald J. Carter. The three story building is located in downtown Gainesville at the intersection of Jesse Jewell Parkway and Race Street. The Bank occupies over two-thirds of the building, with remaining space presently leased to other tenants. The Bank's main office also has a drive-in automated teller machine.

        The Bank has a branch banking facility in Oakwood, Georgia, a Hall County town seven miles south of Gainesville. This branch also has an automated teller machine.

        The Bank has three branch locations in Gainesville, Georgia, the first located in a leased shopping center facility at 2412 Old Cornelia Highway, which is in a small community north of Gainesville, the second located in a leased shopping center facility at 1210 Thompson Bridge Road, and the third located in a leased shopping center facility at 475 Dawsonville Highway, all of which have an automated teller machine.

        The Bank operates automated teller machines in a Gainesville-based retail shopping center at 975 Dawsonville Road, at 6800 Aqualand Marina, in Flowery Branch, Georgia and in a hospital atrium at 675 White Sulphur Road in Gainesville, Georgia.

ITEM 3.   LEGAL PROCEEDINGS

        The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank, nor to the knowledge of the management of the Company are any such proceedings contemplated or threatened against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                PART II

ITEM 5.   MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

(a) The common stock of the Company and its predecessor entity was traded on the electronic bulletin board market under the symbol "GVLG" from September 26, 1996 through January 5, 1999. Effective January 5, 1999, the Company began listing their stock
     on The NASDAQ Stock Market under the symbol "GBTB."   Prior to
     that date, the common stock was not traded on an established trading market. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company's common stock, as reported on the electronic bulletin board market. Historical stock prices have been adjusted to reflect the two-for-one common stock split in the form of a dividend declared July 14, 1997 and the five-for-four common stock split in the form of a dividend declared August 29, 1998. The sales prices indicated reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                 SALES PRICE

                  CALENDAR PERIOD              LOW        HIGH
                 ----------------------------------------------

                 1997


                 First Quarter             $   8.70   $   9.40
                 Second Quarter                9.00       9.50
                 Third Quarter                 9.65      11.40
                 Fourth Quarter               11.40      16.00


                 1998


                 First Quarter             $  17.59   $  18.80
                 Second Quarter               18.80      21.59
                 Third Quarter                18.80      21.59
                 Fourth Quarter               21.50      23.00

(b) As of March 11, 1999, there were approximately 569 holders of record of the Company's common stock.

(c) The Company paid a $.16 and $.18 per share cash dividend on its common stock for the years ended December 31, 1998 and 1997, respectively. The Company anticipates paying a quarterly dividend in the future. Any declaration and payment of dividends will be based on the Company's earnings, economic conditions, and the Board of Directors' evaluation of other relevant factors.
     The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Bank. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. See "Supervision and Regulation - Payment of Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which is not otherwise apparent from the financial statements included in this Annual Report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear, are not necessarily indicative of the results to be expected in future years.

FORWARD-LOOKING STATEMENTS

        This annual report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

SUMMARY

        During 1998 and 1997, the Company continued to experience significant growth in interest-earning and total assets which was funded by increases in deposits and the retention of net profits. The Company had net income of approximately $1,673,000 and $1,703,000 for the years ended December 31, 1998 and 1997, respectively, increasing total equity to approximately $15,306,000 at December 31, 1998.

BALANCE SHEETS

        Total assets of the Company increased approximately $23 million or 13.4% for the year ended December 31, 1998 compared to $41 million or 31.1% during 1997. The increase in total assets consists primarily of an increase in interest-earning assets of $22.4 million or 14.3% compared to an increase of $37.0 million or 30.8% during 1997.

        The Company's primary focus is to maximize earnings through lending activities. Any excess funds are invested according to the Company's investment policy. Total loans increased 14.0% or $17.0 million during the year ended December 31, 1998. This compares to an increase of 30.2% or $28.0 million during 1997. The 1998 increase in loans included a 15.5% increase in real estate loans, or $14.3 million, an increase in commercial loans of $1.0 million, and an increase in consumer loans of $1.7 million. Securities and federal funds sold increased $5.5 million during 1998 compared to an overall increase during 1997 of $8.9 million. The continued growth in loans and assets was consistent with management's expectations for 1998. As of December 31, 1998 and 1997, the Company's loan-to-deposit ratio was 78%. The economy in Gainesville, and Georgia as a whole, continues to be strong.

        During 1998, total deposits grew by $20.8 million, or 13.4%. This increase consists of an increase in time deposits of $4.0 million or 4.2%, an increase in savings and interest-bearing deposits of $9.4 million or 21.8%, and an increase of $7.5 million or 41.8% in non-interest bearing accounts. During 1997, the majority of the increase was in higher yielding time deposits which increased $24.8 million. The significant increase in time deposits in 1997 was due to more competitive rates offered by the Company in 1997 and the movement of deposits from regional banks in the Gainesville area. In 1996 and 1997, acquisitions of local community banks by regional banks contributed to the significant growth in both deposits and loans. The 1998 growth in non-interest bearing demand, interest-bearing demand, and savings accounts is related to the decreasing interest rates offered on longer term deposit accounts.

        The specific economic and credit risks associated with the Company's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in the Company's market area, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy. Additionally, the Company has risks associated with its loan portfolio as it relates to the Year 2000 issue. (See Year 2000 Disclosures.)

The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company establishes and periodically reviews its lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity management involves the matching of cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold), monthly amortizing loans, maturing single payment loans, and maturities of prepayments and securities. Also, the Company maintains relationships with correspondent banks which could provide funds on short notice.

        The liquidity and capital resources of the Company are monitored on a periodic basis by management and state and Federal regulatory authorities. At December 31, 1998, the Company's liquidity ratio was 26.54% which was within the Company's target ratio of 25 to 30%. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available-for-sale, selling participations in loans generated by the Company and accessing available funds through various borrowing arrangements. The
Company's short-term investments are adequate to cover any reasonably anticipated immediate need for funds.

        At December 31, 1998, the Company's capital to asset ratios were considered adequate based on guidelines established by the regulatory authorities. During 1998, the Company increased its capital by retaining net earnings of approximately $1.3 million. The unrealized gains on securities available-for-sale increased by $92,000 as a result of a continued improvement in the bond market combined with investment strategies employed by the Company. At December 31, 1998, total capital of the Company amounted to approximately $15,306,000 and is considered well-capitalized based on regulatory requirements. At December 31, 1998, the Company did not have any significant amounts of commitments of capital for future expansion.

        Except for uncertainties related to the Year 2000 issue (see Year 2000 Disclosures), management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

EFFECTS OF INFLATION

        The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 1998

        The Company's profitability is determined by its ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets, or net interest margin, decreased from 4.91% in 1997 to 4.65% in 1998. This 26 basis point decrease is attributable primarily to the decrease in the interest earned on average interest-earning assets. Interest-earning assets and interest-bearing liabilities grew $27.7 million and $24.4 million, respectively, for the year ended December 31, 1998. In 1998, the average yield on interest-earning assets decreased from 9.61% in 1997 to 9.26% while the average yield on interest-bearing liabilities decreased from 5.44% in 1997 to 5.32% in 1998. Although interest-earning assets increased in 1998 more than $3.3 million than interest-bearing liabilities, the yield on interest-earning assets decreased by 35 basis points compared to only a decrease of 12 basis points in interest-bearing liabilities. The spread between yields on assets and rates paid on liabilities decreased by 23 basis points.

        Net interest income increased by $928,000 to $7,735,000 in 1998. This is compared to an increase of $1,078,000 in 1997. The increase in both years is directly related to the increase in interest-earning assets. As shown in Table 1 and Table 2 which follow, the change in net interest income for 1998 is primarily the result of the increases in volume, net of a 35 basis point decrease in the yield on interest-earning assets.

        Provisions for loan losses increased by $30,000 during 1998 compared to an increase of $198,000 during 1997. The provision for loan losses is the charge to operations which management feels is necessary to fund the allowance for loan losses. This provision is based on the growth of the loan portfolio, the amount of net charge-offs incurred and the general economy as well as the local economy. The allowance for loan loss was $1,773,000 or 1.28% of total loans at December 31, 1998 compared to $1,433,000 or 1.18% of total loans at December 31, 1997. The Company incurred net charge-offs of $38,000 and $61,000 for the years ended December 31, 1998 and 1997, respectively. The percentage of net charge-offs to average loans outstanding, .03% and .06%, respectively, is considered by management as an acceptable level for both 1998 and 1997. Due to the insignificant level of net charge-offs for the year ended December 31, 1998, the increased provision for loan losses in 1998 is primarily attributable to the increased volume in loans combined with increases in nonaccrual and past due loans of $90,000 and $227,000, respectively. The Company's coverage ratio, the allowance for loan loss as a percentage of nonaccrual loans, decreased during 1998 which was the result of the increase in nonaccrual loans. Nonaccrual loans were $93,000 at December 31, 1998 compared to $3,000 at December 31, 1997. The increase in non-accrual and past due loans is not concentrated in any one type or group of borrowers. In most instances, the collateral securing these loans will prevent any significant losses. Based on management's evaluations, the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible.

        Other income increased during 1998 by $547,000 or 57.6% compared to an increase of $135,000 or 16.6% during 1997. The major component of other income is service charges on deposit accounts which increased only $15,000 during 1998 compared to an increase of $50,000 during 1997. Changes in service charge income are primarily due to changes in the volume of deposit transaction accounts and changes in the fee structure for these accounts. During 1998 and 1997, there was both an increase in the volume of deposit transaction accounts due to the opening of the new branches as well as an increase in NSF fees charged by the Company. The two major components of other income in 1998 were increases of $168,000 and $247,000 in mortgage origination fees and gain on sale of loans, respectively. The increase in mortgage origination fees is due to the Company's development and growth of the mortgage department coupled with the declining mortgage rates in 1998. The gain on sale of loans is primarily the gains recognized from the sale of small business loans during 1998. Other operating income increased $132,000 during 1998 compared to $24,000 during 1997. The two largest increases were an increase of $42,000 in trust fees and an increase in cash surrender value of life insurance of $37,000. Trust services were first offered in 1997.

        Other expenses of the Company increased $1.6 million or 33.4% during 1998 compared to an increase of $1.1 million or 31.0% during 1997. The majority of the increase is due to an increase in salaries and employee benefits of $741,000 or 27.2%. Base salaries increased $592,000, related payroll taxes increased $41,000, and group insurance increased $45,000 for the year ended December 31, 1998. As discussed earlier, a new branch was opened during 1997, the trust department was staffed in 1997, and mortgage department personnel have increased with the level of business in 1998. Other changes include an increase in equipment and occupancy expenses of $182,000 which is due to the opening of two branches in the past two years.

        Income tax expense decreased $133,000 from $886,000 in 1997 to $753,000 in 1998. The effective tax rate decreased to 31% in 1998 from 34% in 1997. The decrease in income taxes is due to a decrease in operating income and an increase in non-taxable income.

        Net income decreased slightly in 1998 by $30,000 as compared to a decrease of $35,000 for the year ended December 31, 1997. The return on average assets was .93% in 1998 compared to 1.14% in 1997. The decrease in net income can be attributed to the opening of new branches in 1997, shrinking interest margins, and costs related to the formation of the holding company. Management does not believe this trend will continue in 1999.

             SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

        The tables and schedules on the following pages set forth certain financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the investment portfolio; the loan portfolio; including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

        The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

TABLE 1 -  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
           EQUITY INTEREST RATES AND INTEREST DIFFERENTIALS

                                                       1998                                          1997
                                                      ---------------------------------------------------
                                         Average       Income/         Yields/       Average       Income/    Yields/
                                       Balances <F1>   Expense          Rates      Balances <F1>   Expense     Rates
                                        --------       -------------------------------------      -------------------
                                                                        (Dollars in Thousands)
Taxable securities                        27,192        1,707           6.28          23,268        1,504      6.46
Nontaxable securities <F5>                 2,902          130           4.48           1,218           58      4.76
Unrealized gains (losses)
   on securities                             159            -              -             (86)           -         -
Federal funds sold                        10,601          569           5.37           6,048          327      5.41
Loans <F2> <F4>                          125,769       13,006          10.34         108,203       11,449     10.58
Allowance for loan losses                 (1,644)           -                         (1,271)           -

Cash and due from banks                    5,653            -                          4,782            -
Other assets                               9,216            -                          7,420            -
                                         ----------------------------------------------------------------

     Total                               179,848       15,412                        149,582       13,338
                                         ================================================================

Total interest-earning assets            166,464                        9.26%        138,737                   9.61%
                                         ===================================         ==============================

Noninterest-bearing demand                18,913            -           -             14,615            -      -
Interest-bearing demand & savings         46,513        1,643           3.53          34,845        1,243      3.57
Time                                      95,388        5,916           6.20          83,669        5,221      6.24
                                         -------------------------------             --------------------------
     Total deposits                      160,814        7,559           4.70         133,129        6,464      4.86
Borrowings                                 2,437          118           4.84           1,470           67      4.56
Other liabilities                          2,111            -                          1,873           -
Stockholders' equity <F3>                 14,486            -                         13,110           -
                                         ----------------------------------------------------------------------

     Total                               179,848        7,677                        149,582        6,531
                                         ======================================================================

Total interest-bearing liabilities       144,338                        5.32%        119,982                   5.44%
                                         ===================================         ===============================
Net interest income                            -        7,735           -                           6,807
                                                        ================                            =============
Net interest spread                                                     3.94%                                  4.17%
                                                                        ====                                   ====
Net yield on average interest-earning assets                            4.65%                                  4.91%
                                                                        ====                                    ====

___________
[FN]
<F1> Average balances were determined using daily average balances.
<F2> Average balances of loans include nonaccrual loans and are net of deferred interest and fees.
<F3> Average unrealized gains (losses) on securities available-for-sale, net of tax, have been included in stockholders' equity at $94,000 and $(54,000) for 1998 and 1997, respectively.
<F4> Interest and fees on loans include $1,146,000 and $976,000 of loan fee income for the years ended December 31, 1998 and 1997, respectively.
<F5> Yields on nontaxable securities are not presented on a tax-equivalent basis.

TABLE 2 - RATE AND VOLUME ANALYSIS

        The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                 Year Ended December 31,
                                               ---------------------------
                                                      1998 to 1997
                                               ---------------------------
                                                   Increase (decrease)
                                                    due to change in
                                                 Rate     Volume    Total
                                               -------- --------- --------
                                                 (Dollars in Thousands)
                                               ---------------------------
  Income from interest-earning assets:

   Interest and fees on loans                  $ (265)   $ 1,822   $ 1,557
   Interest on taxable securities                 (43)       246       203
   Interest on nontaxable securities               (3)        75        72
   Interest on Federal funds sold                  (2)       244       242
                                                -----     ------    ------
       Total interest income                     (313)     2,387     2,074
                                                -----     ------    ------

  Expense from interest-bearing
   liabilities:
   Interest on interest-bearing demand
     deposits and savings deposits                (16)       416       400
   Interest on time deposits                      (33)       728       695
   Interest on other borrowings                     4         47        51
                                                -----     ------    ------
       Total interest expense                     (45)     1,191     1,146
                                                -----     ------    ------

       Net interest income                     $ (268)   $ 1,196   $   928
                                                =====     ======     =====


ASSET/LIABILITY MANAGEMENT

        The Company's objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories deposited by individuals, partnerships and corporations in the Company's primary market area.

        The Company's asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Board of Directors on a quarterly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

        A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit the amount of changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

        Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

        At December 31, 1998 the Company's cumulative one year interest rate sensitivity gap ratio was 87%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning assets will reprice during this period at a rate slower than the Company's interest-bearing liabilities.

        The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

        The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                   After
                                                                   Three         After
                                                                   Months       One Year
                                                     Within          But           But
                                                     Three         Within         Within         After
                                                     Months       One Year      Five Years     Five Years       Total
                                                   ----------    ----------   -------------   ------------    --------
                                                                            (Dollars in Thousands)
                                                   ---------------------------------------------------------------------
Interest-earning assets:
   Interest-bearing deposits                        $      254    $               $            $              $      254
   Federal funds sold                                    9,693                                                     9,693
   Securities                                            1,524        3,538          22,547          3,635        31,244
   Loans                                                60,503       36,064          41,656              -       138,223
                                                      --------      -------         -------        -------      --------

            Total interest earning assets               71,974       39,602          64,203          3,635       179,414
                                                      --------      -------         -------        -------      --------

Interest-bearing liabilities:
   Interest-bearing demand                              48,740                                                    48,740
   Savings                                               3,815                                                     3,815
   Time deposits                                        34,737       39,268          24,514                       98,519
   Other borrowings                                      2,212           52             154                        2,418
                                                      --------      -------         -------        -------      --------

            Total interest-bearing liabilities          89,504       39,320          24,668              -       153,492
                                                      --------      -------         -------        -------      --------

Interest rate sensitivity gap                       $  (17,530)   $     282       $  39,535    $     3,635    $   25,922
                                                      ========      =======         =======        =======      ========

Cumulative interest rate sensitivity gap            $  (17,530)   $ (17,248)      $  22,287    $    25,922
                                                      ========      =======         =======        =======

Interest rate sensitivity gap ratio                       0.80         1.01            2.60              -
                                                      ========      =======         =======        =======

Cumulative interest rate sensitivity gap ratio            0.08         0.87            1.15           1.17
                                                      ========      =======         =======        =======

        The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 58% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

                            SECURITIES PORTFOLIO

        The carrying value of securities at the dates indicated are as follows:

                                                         December 31,
                                                   -----------------------
                                                      1998         1997
                                                   ---------     ---------
                                                    (Dollars in Thousands)
                                                   -----------------------

    U. S. Treasury and U. S. government agencies $ 23,691 $ 16,960 and corporations
    Mortgage-backed securities                         3,426        5,376
    State and municipal securities                     3,608        2,173

    Equity securities <F1>                               519          396
                                                    --------     --------
                                                   $  31,244    $  24,905
                                                    ========     ========
[FN]
<F1> Equity securities consist of Federal Home Loan Bank stock.  For presentation purposes, the Federal Home Loan Bank stock is not included in the maturity table below because it has no contractual maturity date.
[FN]

MATURITIES

     The amounts of securities as of December 31, 1998 are shown in the following table according to contractual maturities classified as; (1) one year or less; (2) after one year through five years; (3) after five years through ten years; and (4) after ten years.

                                   U. S. Treasury
                                     and U. S.
                                 Government Agencies          State and
                                   and Corporations     Municipal Securities

                                          Yield                     Yield
                                Amount     <F1>      Amount        <F1><F2>
                               --------  -------   ----------   --------------
                                            (Dollars in Thousands)
                               -----------------------------------------------
MATURITY:
  One year or less             $   1,361   6.12 %   $      -          - %
  After one year through five     22,331   6.06        1,839       4.19
  After five years through ten     2,400   6.16        1,769       4.93
  After ten years                  1,025   5.90            -          -
                                 -------              ------
                               $  27,117   6.07 %   $  3,608       4.55 %
                                 =======              ======

[FN]
<F1> Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.
<F2> Yields on municipal securities are not stated on a tax-equivalent basis.

                               LOAN PORTFOLIO

TYPES OF LOANS

        Loans by type of collateral are presented below:

                                                        December 31,
                                                  ----------------------
                                                      1998        1997
                                                  -----------------------
                                                   (Dollars in Thousands)

    Commercial                                     $  16,880   $  15,884
    Real estate - construction                        27,200      25,447
    Real estate - mortgage <F1>                       79,478      66,895
    Consumer                                          12,935      10,934
    Other                                              1,730       2,050
                                                    --------    --------
                                                     138,223     121,210
    Less allowance for loan losses                   (1,773)     (1,433)
                                                    --------    --------
           Net loans                               $ 136,450   $ 119,777
                                                    --------    --------

<F1> Real estate-mortgage loans are net of $22,000 and $25,000, of deferred loan fees for the years ended December 31, 1998 and 1997, respectively.

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

        Total loans as of December 31, 1998 are shown in the following table according to repricing opportunities (1) one year or less, (2) after one year through five years, and (3) after five years.
                                                             (Dollars in
                                                              Thousands)
                                                            -------------
Maturity:
  One year or less                                          $    80,052
  After one year through five years                              50,975
  After five years                                                7,196
                                                              ---------
                                                            $   138,223
                                                              =========

        The following table summarizes loans at December 31, 1998 with the due dates after one year for predetermined and floating or adjustable interest rates.

                                                             (Dollars in
                                                              Thousands)
                                                            -------------

Predetermined interest rates                                $   16,900
Floating or adjustable interest rates                           41,271
                                                             ---------
                                                            $   58,171
                                                             =========

        Records were not available to present the above two tables by category and could not be reconstructed without undue burden or cost to the Company.

RISK ELEMENTS

        The following table presents the aggregate of nonperforming loans for the categories indicated.

                                                        December 31,
                                                   ----------------------
                                                      1998        1997
                                                   ----------  ----------

                                                   (Dollars in Thousands)
                                                   ----------------------

    Loans accounted for on a nonaccrual basis       $     93    $     3


    Installment loans and term loans contractually
    Loans, the term of which have been
    Loans now current about which there are
                                                         408        181


        The reduction in interest income associated with nonaccrual loans as of December 31, 1998 is as follows:



                                                          (ACTUAL DOLLARS)

     Interest income that would have been recorded
     on nonaccrual loans under original terms                $  20,615
                                                              ========

     Interest income that was recorded on                    $   9,873
                                                              ========


        As of December 31, 1998 and 1997, management included nonaccrual loans as impaired loans as determined by Financial Accounting Standards Board Statement Numbers 114 and 118.

        The Company's policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which would prevent the recognition of substantial losses.

COMMITMENTS AND LINES OF CREDIT


        The Company will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 1998 and 1997 was $38,195,000 and $25,754,000, respectively. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Company uses the same credit and collateral policies for these off balance sheet commitments as it does for financial instruments that are recorded in the financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                       SUMMARY OF LOAN LOSS EXPERIENCE

        The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to expense; and the ratio of net charge-offs during the year to average loans.

                                                                                    December 31,
                                                                          ---------------------------------
                                                                              1998                1997
                                                                          -------------        ------------
                                                                                (Dollars in Thousands)
                                                                          ---------------------------------
   Average amount of loans outstanding                                     $   125,769        $    108,203
                                                                              ========           =========
   Balance of allowance for loan losses at beginning
     of year                                                               $     1,433        $      1,146
                                                                              --------           ---------
   Loans charged off:
     Real estate                                                                   (39)                  -
     Commercial                                                                     (6)                (37)
     Installment                                                                   (19)                (48)
     Credit cards                                                                   (6)                 (3)
                                                                              --------           ---------
                                                                                   (70)                (88)
                                                                              --------           ---------
   Recoveries of loans previously charged off:
     Real estate                                                                     8                   -
     Installment                                                                    13                  26
     Commercial                                                                     11                   1
                                                                                    32                  27
                                                                              --------           ---------

     Net loans charged off during the year                                         (38)                (61)
                                                                              --------           ---------

     Additions to allowance charged to expense during year                         378                 348
                                                                              --------           ---------

     Balance of allowance for loan losses at end of year                   $     1,773        $      1,433
                                                                              ========           =========

     Ratio on net loans charged off during the year to average
       loans outstanding                                                          0.03%               0.06%
                                                                              ========           =========

ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of trends and possible losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,773,000 at December 31, 1998, representing 1.28% of total loans, compared with $1,433,000 at December 31, 1997, which represented 1.18% of total loans. The allowance for loan losses is evaluated and adjusted periodically based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible losses at December 31, 1998.


                               DEPOSITS

        Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. <F1>

                                                           Year Ended December 31,
                                                  ----------------------------------------
                                                            1998              1997
                                                  -------------------  -------------------
                                                     Amount    Rate      Amount     Rate
                                                  ---------- --------  ---------- --------
                                                            (Dollars in Thousands)
                                                  ----------------------------------------
Noninterest-bearing demand deposits                $  18,913      - %    $ 14,615      - %

Interest-bearing demand and savings deposits          46,513   3.53        34,845   3.57

Time deposits                                         95,388   6.20        83,669   6.24
                                                     -------              -------
       Total deposits                              $  160,81             $ 133,12

[FN]
<F1>  Average balances were determined using the daily average balances.

        The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity or repricing of (1) three months or less, (2) over three through twelve months, and
(3) over twelve months.
                                                           (Dollars in
                                                            Thousands)
                                                           ------------
      Three months or less                                  $    4,055

      Over three through twelve months                          11,198

      Over  twelve months                                        5,101
                                                              --------
             Total                                          $   20,354
                                                              ========
                      RETURN ON EQUITY AND ASSETS

        The following rate of return information for the periods indicated is presented below.

                                            Year Ended December
                                          -----------------------
                                              1998       1997
                                          ----------  -----------

      Return on assets <F1>                   0.93 %     1.14 %

      Return on equity <F2>                  11.55      12.99

      Dividend payout ratio <F3>             21.33      22.22

      Equity to assets ratio (4)              8.05       8.76

[FN]
<F1>    Net income divided by average total assets.
<F2>    Net income divided by average equity.
<F3>    Dividends declared per share divided by diluted earnings per share.
<F4>    Average equity divided by average total assets.


CAPABILITY OF THE COMPANY'S PROCESSING SOFTWARE TO ACCOMMODATE THE
YEAR 2000

The Situation:  As the end of this century draws near, there is
-------------
worldwide concern that the year 2000 technology problems may wreak havoc on global economies. No country, government, business or person is immune from the potential effects of year 2000 problems. The year 2000 problem arose because many existing computer systems and software programs use a two-digit year field. Because of this, some computers will not properly recognize the turn of the century. A computer with a two-digit year field may recognize the year 2000 as 1900. If not corrected, many computer applications could fail or miscalculate data creating erroneous results.

For a bank, year 2000 problems could be devastating if loan or deposit interest accruals are not calculated properly. A year 2000 caused system crash could result in a disruption of business, which in turn could cause the bank to lose a significant portion of its customer base. Either of these situations could result in material adverse consequences for the bank.

To address the year 2000 problem, the Company formed a "Year 2000 Committee" made up of key employees and directors. This Committee has been charged with the responsibility of assessing the problem and overseeing corrective action, as well as testing the year 2000 readiness of all equipment, software and applications after upgrades have been made.

Readiness:  Critical systems, hardware and software have received
---------
priority attention. As of February 28, 1999, all critical systems have been upgraded or replaced. The related software has been upgraded to meet year 2000 standards and has been tested to ensure proper functioning in a year 2000 environment. These critical systems include the Bank's core bank processing hardware and software and its automated new accounts and loan document preparation software as well as its document retrieval system. The Bank has upgraded its personal computers with year 2000 compliant hardware and software to bring this area up to year 2000 standards. Several other software systems have been upgraded to be year 2000 compliant. The Company believes that there are no remaining key information technology systems to be upgraded. The Company has also evaluated its non-information technology systems, which include microcontrollers and other embedded computers, and notes no significant issues to date.

Since the Bank is heavily reliant on outside vendors for many services such as electricity, phone service, water, gas, ATM processing, bond accounting and bank related forms, the Bank has developed a year 2000 questionnaire to help it determine a vendors' state of year 2000 readiness. All critical vendors contacted by the Bank have responded. Responses to date have indicated adequate readiness. No significant weaknesses in a critical vendor have been discovered. Major borrowers of the Bank also have been required to complete a questionnaire to assess year 2000 readiness. Approximately 75% of such borrowers have responded, and the Bank notes no significant issues to date.

Cost:  After the Bank's assessment phase to determine the extent of
----
its year 2000 problem, the Board of Directors approved a budget in the amount of $274,000 to address the year 2000 issue and to purchase new equipment upgrades which included new item processing equipment. In order to ensure that adequate funds are provided to resolve year 2000 issues, including those that may not be presently known, the Company's year 2000 budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the present budget, although there can be no assurances in this regard.

As of February 28, 1999, the Company has incurred $270,000 in year 2000 expenditures. The capitalized expenditures included $243,000 for hardware (the majority consisting of item processing equipment and new personal computers) and $17,000 for software. Expensed items included $8,000 to service providers for assessment and testing and approximately $2,000 on customer awareness and education. No other significant expenditures are expected.

The Company does not anticipate that the related overall costs will be material to the financial condition of the Company for any single year or quarter. The Company has not used any independent verification and validation processes to assure the reliability of year 2000 cost estimates.

Risks of the Bank's Year 2000 Issues:  The Company believes that all
------------------------------------
significant remediations with respect to the Company's information technology and non-information technology systems are complete. However, no assurance can be given that the Company will not be exposed to potential losses resulting from system problems associated with the change in date. There can also be no assurance that the Company's systems that have been designed to be year 2000 compliant contain all of the necessary date code changes and that systems have been correctly modified, or will be correctly modified in contemplation of the year 2000.

        In addition to year 2000 compliance in the Bank's internal systems, the impact of year 2000 non-compliance by outside parties with whom the Bank may transact business cannot be accurately gauged. The year 2000 issue may have a material impact on the financial condition of the Bank if borrowers of the Bank become insolvent and are, therefore, unable to repay loans as they become due as a result of the borrowers' year 2000 non-compliance.

        The Company is not aware of any critical third party relationships whose year 2000 non-compliance could result in a material adverse effect on the Company's results of operations, liquidity and financial condition due to the date change.

The Bank's Contingency Plans:  The Company believes that at worst,
----------------------------
the Company's computer software and hardware would not contain the necessary date code change and, therefore, would cease operating or malfunction when the date change occurs. In that case, the Company's contingency plan contemplates conversion to a manual entry system. Management of the Company believes that the Company would be able to continue to operate in that manner without significant loss. However, the Company believes that its computer software and hardware systems are substantially year 2000 compliant.

        If the "worst case scenario" includes extended loss of power and telecommunications or did not provide for continued external transaction processing and limited hours of operation, revenue will be impacted by reduction in generation of service charges and other product and service fees as well as reduced investment revenue due to the inability to properly manage liquidity, although the Company cannot quantify any such potential losses.

Long Term Projects:  Year 2000 projects have not caused the Company to
------------------
defer other long term projects.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income - Years Ended December
       31, 1998 and 1997

     Consolidated Statements of Comprehensive Income - Years
       Ended December 31, 1998 and 1997

     Consolidated Statements of Stockholders' Equity - Years
       Ended December 31, 1998  and 1997

     Consolidated Statements of Cash Flows - Years Ended
       December 31, 1998 and 1997

     Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                               PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

     The information set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement used in connection with the Company's 1999 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive
Compensation" in the Proxy Statement used in connection with the Company's 1999 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" in the Proxy Statement used in connection with the Company's 1999 Annual
Shareholders Meeting is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain
Transactions" in the Proxy Statement used in connection with the Company's 1999 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON
          FORM 8-K

     (a)  Contents:

          1.   Consolidated financial statements:

               (a)  GB&T Bancshares, Inc. and Subsidiary

                    (i)    Consolidated Balance Sheets - December 31,
                             1998 and 1997

                    (ii)   Consolidated Statements of Income - Years Ended
                             December 31,1998 and 1997

                    (iii)  Consolidated Statements of Comprehensive Income -
                             Years Ended December 31, 1998 and 1997

                    (iv)   Consolidated Statements of Stockholders' Equity -
                             Years Ended December 31, 1998 and 1997

                    (v)    Consolidated Statements of Cash Flows - Years Ended
                             December 31, 1998 and 1997

                    (v)    Notes to Consolidated Financial Statements

          2.   Financial statement schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (b)  Reports of Form 8-K:


          The Company did not file a report on Form 8-K during the last quarter of 1998.

     (c)  Exhibits:


          Exhibit
            No.                          Description
          -------      ---------------------------------------------------------

            3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, filed on September 24, 1998).

            3.2 By-Laws of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, filed on September 24, 1998).

            4.1 See Exhibits 3.1 and 3.2 herein for provisions of the Registrant's Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.

           10.1 Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, filed on September 24, 1998).

           21.1        Subsidiary of the Registrant.

           23.1        Consent of Mauldin & Jenkins, LLC.

           27.1        Financial Data Schedule (for SEC use only).

                             GB&T BANCSHARES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1998
------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

INDEPENDENT AUDITOR'S REPORT........................       1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets.......................       2
  Consolidated statements of income.................       3
  Consolidated statements of comprehensive income...       4
  Consolidated statements of stockholders' equity...       5
  Consolidated statements of cash flows............. 6 and 7
  Notes to consolidated financial statements........    8-32

                         INDEPENDENT AUDITOR'S REPORT
------------------------------------------------------------------------------


To the Board of Directors
GB&T Bancshares, Inc. and Subsidiary
Gainesville, Georgia


          We have audited the accompanying consolidated balance sheets of GB&T Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                         /s/ MAULDIN & JENKINS, LLC.



Atlanta, Georgia
February 12, 1999

                             GB&T BANCSHARES, INC.
                                AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                       Assets                            1998            1997
                                                     ------------   ------------

Cash and due from banks                              $  9,406,508   $  9,087,972
Interest-bearing deposits in banks                        254,060        338,665
Securities available-for-sale                          31,244,047     24,904,865
Federal funds sold                                      9,693,000     10,525,000

Loans                                                 138,223,283    121,210,035
Less allowance for loan losses                          1,773,187      1,432,957
                                                     ------------   ------------
          Loans, net                                  136,450,096    119,777,078
                                                     ------------   ------------

Premises and equipment                                  4,521,824      4,331,237
Other assets                                            4,592,051      4,033,257
                                                     ------------   ------------

          Total assets                               $196,161,586   $172,998,074
                                                     ============   ============

        Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                       $ 25,374,358   $ 17,892,024
    Interest-bearing demand                            48,739,521     40,174,853
    Savings                                             3,814,887      2,979,325
    Time, $100,000 and over                            20,354,310     19,921,815
    Other time                                         78,164,269     74,642,968
                                                     ------------   ------------
          Total deposits                              176,447,345    155,610,985
Other borrowings                                        2,417,784      1,429,630
Other liabilities                                       1,990,794      2,156,516
                                                     ------------   ------------
          Total liabilities                           180,855,923    159,197,131
                                                     ------------   ------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares
        authorized, 2,099,148 and 1,676,160 shares
        issued and outstanding, respectively           10,495,740      8,380,800
    Capital surplus                                        64,559      2,002,750
    Retained earnings                                   4,594,107      3,357,703
    Accumulated other comprehensive income                151,257         59,690
                                                     ------------   ------------

          Total stockholders' equity                   15,305,663     13,800,943
                                                     ------------   ------------

          Total liabilities and stockholders'
              equity                                 $196,161,586   $172,998,074
                                                     ============   ============

See Notes to Consolidated Financial Statements.

                             GB&T BANCSHARES, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
                                                     1998             1997
                                                 -----------      -----------
Interest income
    Loans                                        $13,006,457      $11,449,287
    Taxable securities                             1,652,410        1,457,573
    Nontaxable securities                            129,773           57,724
    Federal funds sold                               568,761          327,279
    Deposits in banks                                 54,876           46,156
                                                 -----------      -----------
          Total interest income                  $15,412,277       13,338,019
                                                 -----------      -----------

Interest expense
    Deposits                                       7,558,396        6,463,793
    Other borrowings                                 118,361           67,108
                                                 -----------      -----------
          Total interest expense                   7,676,757        6,530,901
                                                 -----------      -----------

          Net interest income                      7,735,520        6,807,118
Provision for loan losses                            378,000          348,000
                                                 -----------      -----------
          Net interest income after provision
              for loan losses                      7,357,520        6,459,118
                                                 -----------      -----------

Other income
    Service charges on deposit accounts              492,680          507,654
    Other service charges and fees                    22,525           22,023
    Security transactions, net                            -           (15,657)
    Mortgage origination fees                        304,754          137,200
    Gain on sale of loans                            276,001           29,255
    Other operating income                           400,009          268,347
                                                 -----------      -----------
          Total other income                       1,495,969          948,822
                                                 -----------      -----------

Other expense
    Salaries and employee benefits                 3,463,700        2,722,259
    Equipment expenses                               480,422          396,535
    Occupancy expenses                               461,764          363,262
    Other operating expenses                       2,022,151        1,337,091
                                                 -----------      -----------
          Total other expenses                     6,428,037        4,819,147
                                                 -----------      -----------

          Income before income taxes               2,425,452        2,588,793

Income tax expense                                   752,517          885,500
                                                 -----------      -----------

          Net income                             $ 1,672,935      $ 1,703,293
                                                 ===========      ===========

Basic earnings per common share                  $      0.80      $      0.81
                                                 ===========      ===========

Diluted earnings per common share                $      0.75             0.81
                                                 ===========      ===========



See Notes to Consolidated Financial Statements.

                             GB&T BANCSHARES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 1998         1997
                                                             -----------   -----------
Net income                                                   $ 1,672,935   $ 1,703,293
                                                             -----------   -----------
Other comprehensive income:

    Unrealized gains on securities available-for-sale:

        Unrealized holding gains arising during period,
            net of tax of $56,122 and $68,694, respectively       91,567       112,079

         Reclassification adjustment for losses realized
            in net income, net of tax of $- and $5,950,
            respectively                                              -          9,707
                                                             -----------   -----------

Other comprehensive income                                        91,567       121,786
                                                             -----------   -----------

Comprehensive income                                         $ 1,764,502   $ 1,825,079
                                                             ===========   ===========

See Notes to Consolidated Financial Statements.

                             GB&T BANCSHARES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                       Common Stock                                             Other            Total
                                  ------------------------       Capital        Retained     Comprehensive    Stockholders'
                                    Shares       Par Value       Surplus        Earnings     Income (Loss)       Equity
                                  ----------     ---------      ---------      ---------     -------------    ------------
Balance, December 31, 1996          836,980      4,184,900      4,185,050      4,039,684      (62,096)        12,347,538
    Net income                            -              -              -      1,703,293            -          1,703,293
    Options exercised                 2,100         10,500          3,100              -            -             13,600
    Transfer to capital surplus           -              -      2,000,000     (2,000,000)           -                  -
    Stock dividend                  837,080      4,185,400     (4,185,400)             -            -                  -
    Dividends declared,
        $.18 per share                    -              -              -       (385,274)           -           (385,274)
    Other comprehensive income            -              -              -              -      121,786            121,786
                                   ---------   -----------     ----------     ----------     --------        -----------
Balance, December 31, 1997        1,676,160      8,380,800      2,002,750      3,357,703       59,690         13,800,943
    Net income                            -              -              -      1,672,935            -          1,672,935
    Options exercised                    13             65             75              -            -                140
    Stock dividend                  419,011      2,095,055     (2,002,750)       (92,920)           -               (615)
    Dividends reinvested              3,964         19,820         64,484              -            -             84,304
    Dividends declared,
        $.16 per share                    -              -              -       (343,611)           -           (343,611)
    Other comprehensive income            -              -              -              -       91,567             91,567
                                   ---------     ---------      ---------      -----------   --------        -----------
Balance, December 31, 1998         2,099,148   $10,495,740      $  64,559     $4,594,107     $151,257        $15,305,663
                                   =========   ===========      =========     ==========     ========        ===========

See Notes to Consolidated Financial Statements.

                              GB&T BANCSHARES, INC.
                                AND SUBSIDIARY

                     CONSOLDIATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                               1998           1997
                                                           ------------   ------------
OPERATING ACTIVITIES
    Net income                                             $  1,672,935   $  1,703,293
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                            411,359        324,226
        Provision for loan losses                               378,000        348,000
        Provision for other real estate owned                   289,000             -
        Loss on sale of securities available-for-sale                -          15,657
        Loss on sale of other real estate owned                   8,224          2,049
        Deferred income taxes                                  (246,827)      (126,944)
        Increase in interest receivable                         (55,285)      (274,467)
        Increase (decrease) in interest payable                (208,447)       510,824
        Other operating activities                             (297,339)      (310,161)
                                                           ------------   ------------

           Net cash provided by operating activities          1,951,620      2,192,477
                                                           ------------   ------------

INVESTING ACTIVITIES
    Decrease in interest-bearing deposits in banks               84,606         36,501
    Purchases of securities available-for-sale              (21,551,745)   (10,558,936)
    Proceeds from maturities of securities
        available-for-sale                                   14,460,252      6,267,593
    Proceeds from sales of securities available-for-sale        900,000      3,282,109
    Net (increase) decrease in Federal funds sold               832,000     (7,725,000)
    Net increase in loans                                   (17,783,403)   (28,177,505)
    Purchase of premises and equipment                         (601,946)    (1,406,558)
    Proceeds from sale of other real estate owned               462,421          5,184
                                                           ------------   ------------

           Net cash used in investing activities            (23,197,815)   (38,276,612)
                                                           ------------   ------------

FINANCING ACTIVITIES
    Net increase in deposits                                 20,836,359     38,604,035
    Net increase in other borrowings                            988,154        553,500
    Options exercised                                               140         13,600
    Dividends reinvested                                         84,304             -
    Dividends paid                                             (344,226)      (452,100)
                                                           ------------   ------------

         Net cash provided by financing activities           21,564,731     38,719,035
                                                           ------------   ------------

                             GB&T BANCSHARES, INC.
                                AND SUBSIDIARY

                   CONSOLDIATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                      1998            1997
                                                   ------------    -----------

Net increase in cash and due from banks            $   318,536     $ 2,634,900

Cash and due from banks at beginning of year         9,087,972       6,453,072
                                                   ------------    -----------

Cash and due from banks at end of year             $ 9,406,508     $ 9,087,972
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                   $ 7,885,204     $ 6,020,077

        Income taxes                               $   968,718     $ 1,146,220

NONCASH TRANSACTIONS
    Unrealized gains on securities
        available-for-sale                         $  (147,689)    $  (196,430)

    Principal balances of loans transferred
        to other real estate                       $   732,385     $        -



See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business

           GB&T Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Gainesville Bank & Trust (the "Bank"). The Bank is a commercial bank located in Gainesville, Hall County, Georgia with three branches located in Gainesville, Georgia and one branch located in Oakwood, Georgia. The Bank provides a full range of banking services to individual and corporate customers in its primary market area of Hall County and surrounding counties.

          Basis of Presentation

           The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Due from Banks

           Cash on hand, cash items in process of collection and amounts due from banks are included in cash and due from banks.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

          Securities

           Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax. Equity securities without a readily determinable fair value are included in securities available-for-sale and carried at cost.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Securities (Continued)

           Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

          Loans

           Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

           Loan origination fees and costs incurred in origination of loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

           The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Loans (Continued)

           A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

          Other Real Estate Owned

           Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustments to the value are recorded in current income from operations.

          Premises and Equipment

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

          Sale of Loans

           The Company originates and sells participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan. Losses are recognized at the time the loan is identified as held for sale and the loan's carrying value exceeds its fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes

           Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

           Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

           The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

          Earnings Per Common Share

           Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income

           In 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

          Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                  Gross            Gross
                                                 Amortized      Unrealized       Unrealized        Fair
                                                    Cost           Gains            Losses         Value
                                                -----------     ----------      -----------     -----------
          Securities Available-for-Sale
            December 31, 1998:
            U. S. Government and agency
              securities                        $23,559,084      $160,353         $(28,611)      $23,690,826
            State and municipal securities        3,512,190        96,111             (284)        3,608,017
            Mortgage-backed securities            3,409,908        33,993          (17,597)        3,426,304
            Equity securities                       518,900            -                -            518,900
                                                -----------      --------         --------       -----------
                                                $31,000,082      $290,457         $(46,492)      $31,244,047
                                                ===========      ========         ========       ===========

           December 31, 1997:
           U. S. Government and agency
             securities                        $16,893,069        $ 76,988        $  (9,801)     $16,960,256
           State and municipal securities        2,139,005          34,476             (512)       2,172,969
           Mortgage-backed securities            5,380,418          46,554          (51,432)       5,375,540
           Equity securities                       396,100              -                -           396,100
                                               -----------        --------         --------      -----------
                                               $24,808,592        $158,018         $(61,745)     $24,904,865
                                               ===========        ========         ========      ===========

         The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                             Securities Available-for-Sale
                                             -----------------------------
                                              Amortized           Fair
                                                Cost              Value
                                             -----------       -----------
         Due within one year                $   998,445        $ 1,007,500
         Due from one year to five years     23,370,995         23,519,192
         Due from five years to ten years     2,701,834          2,772,151
         Mortgage-backed securities           3,409,908          3,426,304
         Equity securities                      518,900            518,900
                                            -----------        -----------
                                            $31,000,082        $31,244,047
                                            ===========        ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.  SECURITIES (Continued)

         Securities with a carrying value of $7,332,475 and $9,605,176 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

         The Company incurred gross losses of $15,657 on sales of securities for the year ended December 31, 1997. There were no sales of securities for the year ended December 31, 1998.


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                       December 31,
                                               ---------------------------
                                                    1998          1997
                                               ------------   ------------

         Commercial                            $ 16,880,000   $ 15,884,000
         Real estate - construction              27,200,000     25,447,000
         Real estate - mortgage                  79,500,000     66,920,000
         Consumer                                12,935,000     10,934,000
         Other                                    1,730,166      2,049,703
                                               ------------   ------------
                                                138,245,166    121,234,703
         Unearned income                            (21,883)       (24,668)
         Allowance for loan losses               (1,773,187)    (1,432,957)
                                               ------------   ------------
         Loans, net                            $136,450,096   $119,777,078
                                               ============   ============

         Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                    1998             1997
                                                ----------       ----------

         Balance, beginning of year             $1,432,957       $1,146,284
         Provision for loan losses                 378,000          348,000
         Loans charged off                         (69,015)         (88,323)
         Recoveries                                 31,245           26,996
                                                ----------       ----------
         Balance, end of year                   $1,773,187       $1,432,957
                                                ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

         The total recorded investment in impaired loans was $92,804 and $3,000 at December 31, 1998 and 1997, respectively. There were no impaired loans at December 31, 1998 or 1997 in which there had been a specific reserve determined in accordance with generally accepted accounting principles. The average recorded investment in impaired loans for 1998 and 1997 was $262,938 and $1,194, respectively. Interest income of $9,873 was recognized on impaired loans for the year ended December 1998. No interest income was recognized on impaired loans for the year ended 1997.

         The Company has granted loans to certain related parties, including executive officers, directors and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

         Balance, beginning of year                       $ 3,634,485
           Advances                                         2,535,601
           Repayments                                      (2,521,653)
           Transactions due to change in related parties       (4,130)
                                                          -----------
         Balance, end of year                             $ 3,644,303
                                                          ===========

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                  December 31,
                                                           -------------------------
                                                               1998         1997
                                                           ------------  -----------
         Land                                               $  770,228   $   770,228
         Buildings                                           1,348,871     1,335,554
         Leasehold improvements                              1,698,040     1,529,370
         Furniture and equipment                             3,006,264     2,679,678
         Computer installation/construction in progress        215,720       152,622
                                                           -----------   -----------
                                                             7,039,123     6,467,452
         Accumulated depreciation                           (2,517,299)   (2,136,215)
                                                           -----------   -----------
                                                           $ 4,521,824   $ 4,331,237
                                                           ===========   ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  PREMISES AND EQUIPMENT (Continued)

         At December 31, 1998, the Company's 50% interest in the main office banking facility with a carrying value (including land) of $1,714,284 was pledged to a bank to secure a $1,200,000 borrowing of a director who is the owner of the remaining 50% interest in the building.

         At December 31, 1998, in progress consisted of equipment related to a new imaging system and network. Total estimated costs to complete the imaging system and network were approximately $200,000. At December 31, 1997, in progress consisted of costs incurred in constructing a fifth branch. Total estimated costs to complete the project were approximately $150,000.

NOTE 5.  DEPOSITS

         Aggregate maturities of time deposits at December 31, 1998 are as follows:

                          1999               $74,004,426
                          2000                19,085,820
                          2001                 3,687,022
                          2002                 1,741,311
                                             -----------
                                             $98,518,579
                                             ===========

NOTE 6.  OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                                    December 31,
                                                                             -------------------------
                                                                                 1998          1997
                                                                             -----------   -----------
         FHLB advance, interest payable semi-annually at 6.33%,
           principal due in semi-annual instalments of $25,714.
           Advance matures on November 13, 2002.  Advances
           are secured by securities with a carrying value of $505,155.       $  205,714   $  257,143
         Securities sold under repurchase agreements                           1,234,984      362,200
         Treasury, tax and loan note option account due on demand,
           bearing interest equal to the 90 day Treasury bill rate.              977,086      810,287
                                                                              ----------   ----------
                                                                              $2,417,784   $1,429,630
                                                                              ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6.  OTHER BORROWINGS (Continued)

         Aggregate maturities required on FHLB advances at December 31, 1998 are as follows:

                 1999                           $ 51,428
                 2000                             51,428
                 2001                             51,428
                 2002                             51,430
                                                --------
                                                $205,714
                                                ========


NOTE 7.  EMPLOYEE BENEFIT PLAN

         Profit Sharing Plan

         The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $69,154 and $56,590 for the years ended December 31, 1998 and 1997, respectively.

         Deferred Compensation Plan

         The Company has a deferred compensation plan providing for death and retirement benefits for certain officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the officers. Accrued deferred compensation of $33,456 and $- is included in other liabilities as of December 31, 1998 and 1997, respectively. Cash surrender values of $1,680,562 and $1,604,459 on the insurance policies is included in other assets at December 31, 1998 and 1997, respectively.

         Dividend Reinvestment and Share Purchase Plan

         In 1998, the Company adopted a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct to the plan administrator to invest cash dividends declared with respect to all or any portion of the stock dividend. Participants may also make optional cash payments which will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Company. For the year ended December 31, 1998, 3,964 shares were purchased under the plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8.  LEASES

         The Company leases its main office banking facility under a noncancelable operating lease agreement from 400 Church Street Properties, a partnership that is 50% owned by the Bank and 50% owned by a director. The lease has an initial lease term of 10 years with four five-year renewal options.

         The Company also leases its Thompson Bridge and East Hall branches under noncancelable operating leases with an initial lease term of 5 years with three five year renewal options and its Dawsonville Highway branch under a noncancelable operating lease with an initial term of 10 years with three five-year renewal options.

         Rental expense under all operating leases amounted to $364,470 and $309,298, for the years ended December 31, 1998 and 1997, respectively.

         Future minimum lease payments on noncancelable operating leases are summarized as follows:

                        1999                          $248,289
                        2000                            89,750
                        2001                            80,688
                        2002                            46,250
                        2003                            52,320
                        Thereafter                     219,399
                                                      --------
                                                      $736,696
                                                      ========

NOTE 9.  STOCK OPTIONS

         The Company has a 1992 stock option plan for key employees. Option prices reflect the fair market value of the Company's common stock on the dates the options are granted. These options expire five years from the grant date.

         In 1997, the Board of Directors approved a stock option plan reserving 325,000 shares of common stock for the granting of options to directors, officers, and employees. Option prices reflect the fair market value of the Company's common stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with a ten year vesting schedule.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9.  STOCK OPTIONS (Continued)

                                                   1998                      1997
                                        -----------------------     -----------------------
                                                     Weighted-                    Weighted-
                                                     Average                       Average
                                                     Exercise                     Exercise
                                        Number        Price          Number         Price
                                       --------     -----------     --------     ----------
     Under option, beginning of year   270,250        $10.38          10,000       $ 6.05
       Granted                               -                       264,250        10.58
       Exercised                           (13)        10.80          (2,750)        4.94
       Terminated                       (5,625)         9.02          (1,250)       10.80
                                       -------                       -------
     Under option, end of year         264,612         10.64         270,250        10.38
                                       =======                       =======
                                                                    Weighted-          Weighted-
                                                      Range          Average            Average
                                                       of           Exercise           Remaining
                                       Number        Prices           Price         Contractual Life
                                      --------    ------------     ------------     ----------------
     Under option, end of year          12,250     $6.40-9.00         $ 7.38               2.5
                                       252,362          10.80          10.80               8.8
                                       -------
                                       264,612
                                       =======

     Exercisable, end of year            4,600     $6.40-9.00           6.94               2.1
                                         2,524          10.80          10.80               8.8
                                      --------
                                         7,124
                                      ========

           As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1998 and 1997. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9.  STOCK OPTIONS (Continued)

                                                      December 31,
                                   ---------------------------------------------------
                                            1998                      1997
                                   -----------------------   -------------------------
                                                  Diluted                     Diluted
                                                  Earnings                    Earnings
                                                    Per                         Per
                                   Net Income      Share      Net Income       Share
                                   ----------   ----------    ----------     ----------

     As reported                   $1,672,935    $ 0.75       $1,703,293       $0.81
     Stock-based compensation,
      net of related tax effect       (21,405)    (0.01)          (9,308)         -
                                   ----------    ------       ----------       -----
     As adjusted                   $1,651,530    $ 0.74       $1,693,985       $0.81
                                   ==========    ======       ==========       =====

         The per share weighted-average value of stock options granted during 1997 was $3.57 using the Black Scholes option pricing model and the following assumptions:

                                                                               1997
                                                                              ------
         Risk-free interest rate                                               5.97%
         Expected life of the options                                            10
         Expected dividends (as a percent of the fair value of the stock)      1.40%
         Volatility                                                           12.96%

NOTE 10. INCOME TAXES

         The components of income tax expense are as follows:

                                 Year Ended December 31,
                                -------------------------
                                    1998          1997
                                ----------    -----------
         Current                $ 999,344     $1,012,444
         Deferred                (246,827)      (126,944)
                                ---------     ----------
            Income tax expense  $ 752,517     $  885,500
                                =========     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10. INCOME TAXES (Continued)

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                          December 31,
                                          -----------------------------------------
                                                 1998                   1997
                                          -------------------    ------------------
                                           Amount     Percent     Amount    Percent
                                          --------    -------    --------   -------
         Tax provision at statutory rate  $824,654      34 %     $880,190     34 %
           Tax-exempt interest             (43,618)     (2)       (19,595)    (1)
           Disallowed interest               8,313       -          3,563      -
           Life insurance                  (26,745)     (1)       (14,224)     -
           State income taxes                5,594       -         37,928      1
           Other                           (15,681)      -         (2,362)     -
                                          --------      --       --------     --
         Income tax expense               $752,517      31 %     $885,500     34 %
                                          ========      ==       ========     ==

         The components of deferred income taxes are as follows:

                                                    1998        1997
                                                 --------     --------
         Deferred tax assets:
            Loan loss reserves                   $593,575     $445,560
            Other real estate write-down          141,568       21,248
            Other                                   1,153        1,153
                                                 --------     --------
                                                  736,296      467,961
                                                 --------     --------

          Deferred tax liabilities:
            Depreciation                           83,122       59,714
            Accretion of discount on securities     5,531        7,431
            Securities available-for-sale          92,706       36,584
                                                 --------     --------
                                                  181,359      103,729
                                                 --------     --------

          Net deferred tax assets                $554,937     $364,232
                                                 ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11. EARNINGS PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 1998 and 1997.

                                                                      Year Ended December 31,
                                                                     ------------------------
                                                                        1998           1997
                                                                     ----------    ----------
         Basic Earnings Per Share:
           Weighted average common shares outstanding                 2,095,661     2,093,489
                                                                     ==========    ==========

           Net income                                                $1,672,935    $1,703,293
                                                                     ==========    ==========

           Basic earnings per share                                  $     0.80    $     0.81
                                                                     ==========    ==========
         Diluted Earnings Per Share:
           Weighted average common shares outstanding                 2,095,661     2,093,489
           Net effect of the assumed exercise of stock
            options based on the treasury stock method
            using average market price for the year                     127,937         4,896
                                                                     ----------    ----------
           Total weighted average common shares and
            common stock equivalents outstanding                      2,223,598     2,098,385
                                                                     ==========    ==========

           Net income                                                $1,672,935    $1,703,293
                                                                     ==========    ==========

           Diluted earnings per share                                $     0.75    $     0.81
                                                                     ==========    ==========

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                               December 31,
                                         ------------------------
                                            1998          1997
                                         -----------  -----------

         Commitments to extend credit    $32,552,000  $21,098,000
         Standby letters of credit         2,257,348    2,458,148
         Credit card commitments           3,386,000    2,198,000
                                         -----------  -----------
                                         $38,195,348  $25,754,148
                                         ===========  ===========

         Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

         Credit card commitments are granted on an unsecured basis.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

         Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that;
         (1) the modifications and conversions will remedy all deficiencies, (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.


NOTE 13. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential and consumer loans to customers in Hall County and surrounding counties. The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local and metropolitan Atlanta, Georgia economies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13.  CONCENTRATIONS OF CREDIT (Continued)

          Seventy-seven percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $2,596,000.


NOTE 14.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $874,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 14.  REGULATORY MATTERS (Continued)

          As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                                To Be Well
                                                                                    For Capital             Capitalized Under
                                                                                     Adequacy               Prompt Corrective
                                                           Actual                    Purposes               Action Provisions
                                                    -------------------         -------------------         -----------------
                                                    Amount        Ratio         Amount        Ratio         Amount      Ratio
                                                    ------        -----         ------        -----         ------      -----
                                                                               (Dollars in Thousands)
     As of December 31, 1998:
     Total Capital (to Risk Weighted Assets):
       Consolidated                                 $16,928       11.76%          $11,516      8%            $14,394     10%
       Bank                                         $16,421       11.42%          $11,505      8%            $14,381     10%
     Tier I Capital (to Risk Weighted Assets):
       Consolidated                                 $15,154       10.52%          $ 5,762      4%            $ 8,643      6%
       Bank                                         $14,648       10.19%          $ 5,753      4%            $ 8,629      6%
     Tier I Capital (to Average Assets):
       Consolidated                                 $15,154        7.89%          $ 7,683      4%            $ 9,603      5%
       Bank                                         $14,648        7.65%          $ 7,662      4%            $ 9,578      5%

     As of December 31, 1997:
       Total Capital (to Risk Weighted Assets)      $15,174       11.92%          $10,178      8%            $12,722     10%
       Tier I Capital (to Risk Weighted Assets)     $13,741       10.80%          $ 5,089      4%            $ 7,633      6%
       Tier I Capital (to Average Assets)           $13,741        8.25%          $ 6,656      4%            $ 8,320      5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

          Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:

           The carrying amounts of cash, due from banks, interest-bearing deposits in banks and Federal funds sold approximate their fair value.

          Securities:

           Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

          Loans:

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

          Other Borrowings:

           The fair values of the Company's fixed rate other borrowings are estimated using discounted cash flow models based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of all other variable rate borrowings approximate their fair values.

          Accrued Interest:

           The carrying amounts of accrued interest approximate their fair values.

          Off-Balance Sheet Instruments:

           Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          The carrying value and estimated fair value of the Company's financial instruments were as follows:

                                               December 31, 1998                   December 31, 1997

                                            Carrying              Fair           Carrying             Fair
                                             Amount              Value            Amount             Value
                                          -------------      -------------    -------------      ------------
     Financial assets:
     Cash, due from banks,
     interest-bearing deposits in
     banks and Federal funds
     sold                                 $ 19,353,568       $ 19,353,568     $ 19,951,637       $ 19,951,637
     Securities                             31,244,047         31,244,047       24,904,865         24,904,865
     Loans                                 136,450,096        138,403,535      119,777,078        119,467,618
     Accrued interest receivable             1,316,439          1,316,439        1,261,154          1,261,154

     Financial liabilities:
     Deposits                              176,447,345        176,953,478      155,610,985        156,628,222
     Other borrowings                        2,417,784          2,420,969        1,429,630          1,432,471
     Accrued interest payable                1,659,099          1,659,099        1,867,546          1,867,546

NOTE 16.  STOCK DIVIDEND

          On July 14, 1997 and August 29, 1998, the Company effected a two-for-one and a five-for-four stock split, respectively, both in the form of a stock dividend. Stockholders of record as of July 25, 1997 and August 31, 1998 received one additional share of common stock for every share they owned and one additional share of common stock for every four shares they owned on those dates, respectively. Share and per share data for all periods presented herein have been adjusted to give effect to both splits.

NOTE 17.  BUSINESS COMBINATION

          On April 24, 1998, GB&T Bancshares, Inc. acquired all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of $5 par value common stock. The acquisition has been accounted for as a pooling of interests, and, accordingly, all prior financial statements have been restated to reflect the combination. Income of the subsidiary prior to acquisition on April 24, 1998 was $523,580, which was included in the consolidated statement of income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 18. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses in excess of 1% of total revenue are as follows:

                                               December 31,
                                            ------------------
                                              1998      1997
                                            --------  --------
         Advertising                        $195,904  $121,245
         Stationery, forms, and supplies     157,209   174,115

NOTE 19. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheet, statement of income and cash flows of GB&T Bancshares, Inc. as of and for the period ended December 31, 1998:

                               CONDENSED BALANCE SHEET

                                                     1998
                                                 -----------
         Assets
           Cash                                  $   423,937
           Investment in subsidiary               14,798,707
           Other assets                               83,019
                                                 -----------
            Total assets                         $15,305,663
                                                 ===========

         Stockholders' equity                    $15,305,663
                                                 ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 19. PARENT COMPANY FINANCIAL INFORMATION (Continued)



                        CONDENSED STATEMENTS OF INCOME


                                                                       1998
                                                                    ----------
         Income
           Dividends from subsidiary                                $  742,207

         Expenses, other                                               122,643

           Income before income tax benefit and equity
             in undistributed income of subsidiary                     619,564

         Income tax benefit                                            (46,604)

           Income before equity in undistributed income
             of subsidiary                                             666,168

         Equity in undistributed income of subsidiary                  483,187

           Net income                                               $1,149,355

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                   1998
                                                                ----------
         OPERATING ACTIVITIES
           Net income                                           $1,149,355
           Adjustments to reconcile net income to net
             cash provided by operating activities:
             Undistributed income of subsidiary                   (483,187)
             Amortization                                            6,426
             Other operating activities                            (89,446)

              Net cash provided by operating activities            583,148

         FINANCING ACTIVITIES
           Dividends paid                                         (243,655)
           Proceeds from issuance of common stock                      140
           Dividends reinvested                                     84,304

              Net cash used in financing activities               (159,211)

         Net increase in cash                                      423,937

         Cash at beginning of period                                     -

         Cash at end of year                                    $  423,937

                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GB&T BANCSHARES, INC.


/s/ Richard A. Hunt                            DATE   3/29/99
______________________________________
Richard A. Hunt, President, Chief
  Executive Officer and Director


/s/ Gregory L. Hamby                          DATE    3/29/99
______________________________________
Gregory L. Hamby, Senior Vice President
  and Senior Operations Officer


/s/ F. Abit Massey                            DATE    3/29/99
________________________________________
F. Abit Massey, Chairman and Director


________________________________________      DATE ____________________
Philip A. Wilheit, Vice-Chairman and
  Director


/s/ Samuel L. Oliver
________________________________________      DATE    3/29/99
Samuel L. Oliver, Secretary and Director


________________________________________      DATE ____________________
Donald J. Carter, Director


/s/ J. Grady Coleman
________________________________________      DATE    3/29/99
J. Grady Coleman, Director


/s/ Dr. John W. Darden
________________________________________      DATE    3/29/99
Dr. John W. Darden, Director

/s/ Bennie E. Hewett
________________________________________      DATE    3/29/99
Bennie E. Hewett, Director



_______________________________________      DATE ____________________
John E. Mansfield, Sr., Director


/s/ Alan A. Wayne
_______________________________________      DATE     3/29/99
Alan A. Wayne, Director