Form 10KSB40/A
period 1998-12-31
GB&T BANCSHARES INC
filed 1999-04-14
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB /A

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

     The number of shares of the Registrant's Common Stock outstanding at March 11, 1999, was 2,105,537 shares.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON
          FORM 8-K

     (a)  Contents:

*         1.   Consolidated financial statements:

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

           10.2 Employment Agreement between Gainesville Bank & Trust, and Richard A. Hunt, dated August 12, 1996.

         * 21.1        Subsidiary of the Registrant.

         * 23.1        Consent of Mauldin & Jenkins, LLC.

         * 27.1        Financial Data Schedule (for SEC use only).
__________________________
* previously filed
                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of April, 1999.



                                          GB&T BANCSHARES, INC.
                                              (Registrant)



                                          --------------------------------
                                          Gregory L. Hamby
                                          Senior Vice President
                                          and Senior Operations Officer

                          EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

  Exhibit 10.2 -  Employment Agreement between Gainesville Bank &
                  Trust and Richard A. Hunt, dated August 12, 1996.