Form 10QSB
period 1999-03-31
GB&T BANCSHARES INC
filed 1999-05-13
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
Mark One


[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended      March 31, 1999
                                         -----------------------

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                       Commission File Number:  000-24203


                                 GB&T Bancshares, Inc.
    --------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


               Georgia                                        58-2400756
    -------------------------------                       --------------------
    (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                         Identification No.)

                             500 Jesse Jewell Parkway, S.E.
                               Gainesville, Georgia  30501
                        -------------------------------------------
                          (Address of principal executive offices)

                                     (770) 532-1212
                               ---------------------------
                               (Issuer's telephone number)
                                          N/A
         --------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
     -----           -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of May 1, 1999:    2,105,537 shares; $5 par value


Transitional Small Business Disclosure Format (Check One)    Yes       No   X
                                                                 ---       ---

                    GB&T BANCSHARES, INC. AND SUBSIDIARY


                                    INDEX
                                    -----


                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION


          Item 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheet -  March 31, 19991...............   1

             Consolidated Statements of Income and Comprehensive
               Income - Three months ended March 31, 1999 and 1998.......   2

             Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1999 and 1998.............................   3

             Notes to Consolidated Financial Statements.................. 4-5

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.......6-11


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security
            Holders......................................................  12

          Item 6.  Exhibits and Reports on Form 8-K......................  12

          Signatures.....................................................  13

                        PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                             (Dollars in Thousands)

ASSETS
------

Cash and due from banks                                         $     8,014
Interest-bearing deposits in banks                                      194
Federal funds sold                                                    2,910
Securities available-for-sale, at fair value                         32,881

Loans                                                               147,904
Less allowance for loan losses                                        1,859
                                                                -----------
     Loans, Net                                                     146,045
                                                                -----------

Premises and equipment                                                4,668
Other assets                                                          4,231

                                                                -----------
     Total Assets                                               $   198,943
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
  Demand                                                        $    22,588
  Interest-bearing demand                                            16,231
  Savings                                                            36,970
  Time deposits                                                      99,736
                                                                -----------
    Total Deposits                                                  175,525

Other borrowings                                                      5,688
Other liabilities                                                     2,084
                                                                -----------
    Total Liabilities                                               183,297
                                                                -----------
Stockholders' Equity
  Common Stock, par value $5; 10,000,000
    shares authorized; 2,105,537 shares
    issued and outstanding                                           10,528
  Capital surplus                                                       172
  Retained earnings                                                   4,892
  Accumulated other comprehensive
    income, net of tax                                                   54
                                                                -----------
    Total Stockholders' Equity                                       15,646
                                                                -----------

     Total Liabilities and Stockholders' Equity                 $   198,943
                                                                ===========
The accompanying notes are an integral part of these financial statements.

                     GB&T BANCSHARES, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)
                (Dollars in Thousands, except per share amounts)

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                     1999        1998
                                                 -----------  -----------
Interest Income
  Loans                                               3,419        3,087
  Taxable securities                                    422          375
  Nontaxable securities                                  38           28
  Federal funds sold                                     79          160
  Interest-bearing deposits in banks                      5            5
    Total interest income                         ---------     --------
                                                      3,963        3,655
                                                  ---------     --------
Interest expense
  Deposits                                            1,844        1,863
  Other borrowings                                       60           16
                                                  ---------     --------
     Total interest expense                           1,904        1,879
                                                  ---------     --------

     Net interest income                              2,059        1,776
Provision for loan losses                               105          126
                                                  ---------     --------
     Net interest income after
      provision for loan losses                       1,954        1,650
                                                  ---------     --------

Other income
  Service charges on deposit accounts                   135          130
  Mortgage origination fees                              73           74
  Gain on sale of loans                                  34           19
  Other operating income                                138          104
                                                  ---------     --------
     Total other income                                 380          327
                                                  ---------     --------

Other expenses
  Salaries and other employee benefits                  935          800
  Occupancy expenses                                    128          117
  Equipment expenses                                    126          129
  Other operating expenses                              526          371
                                                  ---------     --------
     Total other expenses                             1,715        1,417
                                                  ---------     --------

     Income before income taxes                         619          560

Income tax expense                                      195          183
                                                  ---------     --------

     Net Income                                         424          377
                                                  ---------     --------

Other comprehensive income:
  Unrealized losses on securities
   available-for-sale arising during period,
   net of tax                                           (97)          -

                                                  ---------     --------
  Comprehensive income                            $     327     $    377
                                                  =========     ========

Basic earnings per common share                   $    0.20     $   0.18
                                                  =========     ========

Diluted earnings per common share                 $    0.19     $   0.18
                                                  =========     ========

Cash dividends per common share                   $    0.06     $    -
                                                  =========     ========

The accompanying notes are an integral part of these financial statements.

                          GB&T BANCSHARES, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                       (Unaudited)
                                 (Dollars in Thousands)

                                                                          1999            1998
                                                                      ------------   --------------
OPERATING ACTIVITIES
  Net income                                                           $     424       $     377
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                             94              98
     Provision for loan losses                                               105             126
     Other operating activities                                              357            (299)

                                                                       ---------       ---------
          Net cash provided by operating activities                          980             302
                                                                       ---------       ---------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                             (7,720)         (6,397)
   Proceeds from maturities of securities
     available-for-sale                                                    6,083           3,588
   Net decrease in interest-bearing deposits in banks                         60             115
   Net increase (decrease) in Federal funds sold                           6,783          (2,060)
   Net increase (decrease) in loans                                       (9,700)          1,877
   Purchase of premises and equipment                                       (240)           (236)

                                                                       ---------       ---------
          Net cash used in investing activities                           (4,734)         (3,113)
                                                                       ---------       ---------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                      (922)             62
   Net increase (decrease) in other borrowings                             3,270            (133)
   Issuance of stock                                                         139             -
   Dividends paid                                                           (126)            -
                                                                       ---------       ---------
          Net cash provided by (used in) financing activities              2,361             (71)
                                                                       ---------       ---------

Net decrease in cash and due from banks                                   (1,393)         (2,882)

Cash and due from banks at beginning of period                             9,407           9,088

                                                                       ---------       ---------
Cash and due from banks at end of period                               $   8,014       $   6,206
                                                                       =========       =========

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

          The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS


          In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities." This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

NOTE 3.   EARNINGS PER COMMON SHARE


          The following is a reconciliation of net income and weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                                Three Months Ended March 31, 1999
                                           -------------------------------------------------
                                                               Weighted-
                                                   Net          Average        Per share
                                                 Income         Shares           Amount
                                            -------------  ---------------  ----------------
Basic EPS                                    $   424,000      2,103,407        $      0.20
                                                                               ===========
Effect of Dilutive Securities
  Stock options                                        -        156,751
                                             -----------      ---------
Diluted EPS                                  $   424,000      2,260,158        $      0.19
                                             ===========      =========        ===========

                                                Three Months Ended March 31, 1998
                                            ------------------------------------------------
                                                               Weighted-
                                                   Net          Average         Per Share
                                                 Income         Shares            Amount
                                            -------------  ---------------  ----------------

Basic EPS                                    $   377,000      2,095,171        $      0.18
                                                                               ===========
Effect of Dilutive Securities
  Stock options                                        -         74,984
                                             -----------      ---------
Diluted EPS                                  $   377,000      2,170,155        $      0.17
                                             ===========      =========        ===========





NOTE 4.   EARNINGS PER COMMON SHARE

          GB&T Bancshares, Inc. declared a stock dividend in the form of a stock split on August 29, 1998, paid on September 21, 1998 to stockholder's of record August 31, 1998. All per share amounts have been restated to reflect the split.

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


Forward-Looking Statements

     This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.
Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements, and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

The Company's total assets increased $2,781,000, or 1.4%, for the three months ended March 31, 1999. Total loans increased by $9,681,000, or 7%, for the three months ended March 31, 1999. The loan to deposit ratio as of March 31, 1999 was 82.76%, slightly over the Company's target range of 75% to 80%, as compared to 78.72% at March 31, 1998, reflecting continued strong loan demand. In order to satisfy this growing demand in the future, the Company intends to obtain Federal Home Loan Bank advances to enable the Company to maintain adequate liquidity. Total deposits decreased slightly by $922,000 for the three months ended March 31, 1999, due to a competitive market and the Company's focus on growth in core deposits versus higher
yielding certificates of deposit.   In recent years, the Bank has
experienced a significant increase in competitive pressures in its growing market.

Liquidity

As of March 31, 1999, the Bank's liquidity ratio was 21.10%, compared to 27.70% at March 31, 1998. This ratio exceeded the Bank's target ratio of 20%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The decrease in the liquidity ratio is related to the increase in loan demand and a decline in deposits since December 31, 1998. The Bank has lines of credit available to meet any unforeseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as-needed basis.

Capital

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At March 31, 1999, the capital ratios at the Company and the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios of the Company are as follows:

   Leverage capital ratio                                7.94 %
   Risk-based capital ratios:
    Core capital                                        10.66 %
    Total capital                                       11.91 %


Results of Operations

Net interest income increased $283,000, or 15.93%, for the three months ended March 31, 1999, compared to the same period in 1998. The net increase consists of an increase in interest income of $308,000, or 8.43%, less an increase in interest expense of $25,000, or 1.33%, for the three month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $24 million from March 31, 1998 to March 31, 1999. Total interest-bearing liabilities increased during the same period by $20 million.

The Bank's provision for loan losses decreased by $21,000, or 17%, during the three months ended March 31, 1999 as compared to the same period in 1998. The allowance for loan losses at March 31, 1999 was $1,859,000, or 1.28%, of total loans compared to 1.26% at March 31, 1998. Based on management's evaluation, the allowance is adequate to absorb any anticipated loan losses at March 31, 1999.

The decrease in the provision for loan losses for the three month period ended March 31, 1999 as compared to 1998 is based on a strong economy and no significant increases in net charge-offs. The analysis below indicates only a slight increase in net charge-offs in the three-months ended March 31, 1999 as compared to the same period in 1998. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three month periods ended March 31, 1999 and 1998.

                                               1999           1998
                                         -------------   --------------
                                             (Dollars in Thousands)
                                         ------------------------------
     Balance, beginning of period          $    1,733     $    1,433
                                           ----------     ----------
     Less charge-offs

        Commercial loans                          (18)            (5)
        Consumer loans                             (5)            (9)

     Plus recoveries
        Commercial loans                            2
        Consumer loans                              2              7
                                           ----------     ----------
        Net charge-offs                           (19)            (7)
                                           ----------     ----------

     Plus provision for loan losses               105            126
                                           ----------     ----------

     Balance, end of period                $    1,859     $    1,552
                                           ==========     ==========

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate decreases of $702,000 in nonaccrual loans and increases of $939,000 in past due loans over 90 days. The decrease in nonaccrual was due to payoffs on the nonaccrual loans and the increase in past due loans resulted from one large well collateralized loan. Currently, there are minimal or no losses anticipated on nonaccrual or past due loans.

                                              March 31,1999
                         -------------------------------------------------------
                                                 Past Due
                           Nonaccrual            90 Days          Restructured
                            Loans                  Still              Debt
                                                 Accruing
                         --------------       --------------   -----------------
                                          (Dollars in Thousands)
                         -------------------------------------------------------


Real estate loans                  -             $     992                   -
Commercial loans                   -                     -                   -
Consumer loans                     -                    55                   -
                          ----------            ----------           ---------
    Total                          -             $   1,047                   -
                          ==========            ==========           =========


                                              March 31,1998
                         -------------------------------------------------------
                                                 Past Due
                           Nonaccrual            90 Days          Restructured
                            Loans                  Still              Debt
                                                    Accruing
                         --------------       --------------   -----------------
                                          (Dollars in Thousands)
                         -------------------------------------------------------


Real estate loans                690             $     108                   -
Commercial loans                   -                     -                   -
Consumer loans                    12                     -                   -
                          ----------            ----------           ---------
    Total                        702             $     108                   -
                          ==========            ==========           =========


The Company's policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when: (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms.

Other income for the three months ended March 31, 1999 increased by $53,000, or 16.21%, compared to the same period in 1998. The increase in other income is primarily due to increases in trust fees of $15,000, miscellaneous service charges and fees of $14,000 and SBA loan premiums of $15,000.

Other expenses increased by approximately $298,000, or 21.03%, for the three months ended March 31, 1999 compared to the same period in 1998. The increase is due primarily to an increase in salaries and employee benefits of $135,000 and an increase in advertising of $41,000. The increase in salaries and employee benefits is due to additional employees in the loan area, in addition to normal increases. The increase in advertising is due to the Bank's increased emphasis on customer awareness. The remainder of the increase is not related to any one significant item, but includes normal increases in operating expenses.

Income tax expense decreased by $12,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The effective tax rate for the three-month period in 1999 was 32%, compared to 33% for the same period in 1998. This decrease is attributable to the investment in tax free investments during the period.

Net income increased by $47,000 for the three months ended March 31, 1999, compared to the same period in 1998.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Capability of the Company's Processing Software to Accommodate the Year 2000

The Situation:  As the end of this century draws near, there is worldwide
-------------
concern that the year 2000 technology problems may wreak havoc on global economies. No country, government, business or person is immune from the potential effects of year 2000 problems. The year 2000 problem arose because many existing computer systems and software programs use a two-digit year field. Because of this, some computers will not properly recognize the turn of the century. A computer with a two-digit year field may recognize the year 2000 as 1900. If not corrected, many computer applications could fail or miscalculate data creating erroneous results.

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

Readiness:  Critical systems, hardware and software have received priority
---------
attention. As of March 31, 1999, all critical systems have been upgraded or replaced. The related software has been upgraded to meet year 2000 standards and has been tested to ensure proper functioning in a year 2000 environment. Upon completion of the testing the Company has identified no critical hardware or software systems that are non-compliant. These critical systems include the Company's core bank processing hardware and software and its automated new accounts and loan document preparation hardware and software as well as its document retrieval system. The Bank has upgraded its personal computers with year 2000 compliant hardware and software to bring this area up to year 2000 standards. Several other software systems have been upgraded to be year 2000 compliant. Any new critical systems purchased will be tested for compliance. The Company believes that there are no remaining key information technology systems to be upgraded. The Company has also evaluated its non-information technology systems, which include microcontrollers and other embedded computers, and notes no significant issues to date.

Since the Bank is heavily reliant on outside vendors for many services such as electricity, phone service, water, gas, ATM processing, bond accounting and bank related forms, the Bank has developed a year 2000 questionnaire to help it determine a vendors' state of year 2000 readiness. All critical vendors contacted by the Bank have responded. Responses to date have indicated adequate readiness. No significant weaknesses in a critical vendor have been discovered. Major borrowers of the Bank also have been required to complete a questionnaire to assess year 2000 readiness. Approximately 80% of such borrowers have responded, and the Bank notes no significant issues to date.


Cost:  After the Bank's assessment phase to determine the extent of its year
----
2000 problem, its Board of Directors approved a budget in the amount of $274,000 to address the year 2000 issue and to purchase new equipment upgrades which included new item processing equipment. In order to ensure adequate funds are provided to resolve year 2000 issues, including those that may not be presently known, the Company's year 2000 budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the Company's present budget, although there can be no assurances in this regard.

As of March 31, 1999, the Company has recognized $270,000 in year 2000 expenditures. The capitalized expenditures included $243,000 for hardware (the majority being item processing equipment and new personal computers) and $17,000 for software. Expensed items included $8,000 to service providers for assessment and testing and approximately $2,000 on customer awareness and education. No other significant expenditures are expected.

The Company does not anticipate that the related overall costs will be material to the financial condition of the Company for any single year or quarter. The Company has not used any independent verification and validation processes to assure the reliability of year 2000 cost estimates.

Risks of the Bank's Year 2000 Issues: The Company believes that all significant remediations with respect to the Company's information technology and non-information technology systems are complete. However, no assurance can be given that the Company will not be exposed to potential losses resulting from system problems associated with the change in date. There can also be no assurance that the Company's systems that have been designed to be year 2000 compliant contain all of the necessary date code changes and that systems have been correctly modified, or will be correctly modified in contemplation of the year 2000.

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

The Bank's Contingency Plans: The Company believes that at worst, the Company's computer software and hardware would not contain the necessary date code change and, therefore, would cease operating or malfunction when the date change occurs. In that case, the Company's contingency plan contemplates conversion to a manual system. Management of the Company believes that the Company would be able to continue to operate in that manner without significant loss. However, the Company believes that its computer software and hardware systems are substantially year 2000 compliant.

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

Long Term Projects:  Year 2000 projects have not caused the Company to defer
------------------
other long term projects.

                     PART II - OTHER INFORMATION






ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None




ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.


               27.  Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K.

               None

                               SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




GB&T BANCSHARES, INC.




DATE: 5/7/99    /s/ Richard A. Hunt
          BY:  Richard A. Hunt
               President and Chief Executive Officer




DATE: 5/7/99    /s/ Gregory L. Hamby
          BY:  Gregory L. Hamby
               Chief Financial Officer