Form 10QSB
period 1999-06-30
GB&T BANCSHARES INC
filed 1999-08-13
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 1999

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-24203


                              GB&T BANCSHARES, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             GEORGIA                                       58-2400756
    ----------------------------------                 -------------------
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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes / X / No  /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 2,109,555 shares; $5 par value

Transitional Small Business Disclosure Format (Check One)  Yes   /  /   No / X /


                                          GB&T BANCSHARES, INC. AND SUBSIDIARY


                                                          INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
PART I.      FINANCIAL INFORMATION

             ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEET -  JUNE 30, 1999...............................................1

                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME -
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND SIX MONTHS
                    ENDED JUNE 30, 1999 AND 1998 ..........................................................2

                 CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED
                    JUNE 30, 1999 AND 1998.................................................................3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................4-6

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................7-13

PART II.     OTHER INFORMATION

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................14

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................14

             SIGNATURES...................................................................................15

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      GB&T BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

ASSETS
------

Cash and due from banks                                                $ 7,573
Interest-bearing deposits in banks                                         194
Federal funds sold                                                          75
Securities available-for-sale, at fair value                            39,040

Loans                                                                  167,037
Less allowance for loan losses                                           1,948
                                                              -----------------
     Loans, Net                                                        165,089
                                                              -----------------

Premises and equipment                                                   4,680
Other assets                                                             4,749

                                                              =================
     TOTAL ASSETS                                                    $ 221,400
                                                              =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
   Demand                                                             $ 21,907
   Interest-bearing demand                                              48,722
   Savings                                                               3,961
   Time deposits                                                       109,936
                                                              -----------------
     Total deposits                                                    184,526

Other borrowings                                                        18,727

Other liabilities                                                        2,205
                                                              -----------------
     TOTAL LIABILITIES                                                 205,458
                                                              -----------------

Stockholders' Equity
   Common Stock, par value $5; 10,000,000
       shares authorized; 2,109,555 shares
       issued and outstanding                                           10,548
   Capital surplus                                                         257
   Retained earnings                                                     5,364
   Accumulated other comprehensive
       losses, net of tax                                                 (227)
                                                              -----------------
     TOTAL STOCKHOLDERS' EQUITY                                         15,942
                                                              -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 221,400
                                                              =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       GB&T BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                        SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                         (UNAUDITED)
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                 ---------------------------   ---------------------
                                                      1999          1998         1999       1998
                                                   -------------  ----------   ---------  ----------
Interest income

   Loans                                                  3,896       3,137       7,315       6,224
   Taxable securities                                       472         432         894         807
   Nontaxable securities                                     39          29          77          57
   Federal funds sold                                        44         157         123         317
   Interest-bearing deposits in banks                         1           5           6          10
                                                   -------------  ----------   ---------  ----------
     Total interest income                                4,452       3,760       8,415       7,415
                                                   -------------  ----------   ---------  ----------

INTEREST EXPENSE
   Deposits                                               1,886       1,842       3,730       3,705
   Other borrowings                                         165          31         225          47
                                                   -------------  ----------   ---------  ----------
     Total interest expense                               2,051       1,873       3,955       3,752
                                                   -------------  ----------   ---------  ----------

     NET INTEREST INCOME                                  2,401       1,887       4,460       3,663
Provision for loan losses                                   105         126         210         252
                                                   -------------  ----------   ---------  ----------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                           2,296       1,761       4,250       3,411
                                                   -------------  ----------   ---------  ----------

OTHER INCOME
   Service charges on deposit accounts                      194         155         329         285
   Mortgage origination fees                                 61         113         134         187
   Gain on sale of loans                                      -         132          34         151
   Other operating income                                   101          59         239         163
                                                   -------------  ----------   ---------  ----------
     TOTAL OTHER INCOME                                     356         459         736         786
                                                   -------------  ----------   ---------  ----------

OTHER EXPENSES
   Salaries and other employee benefits                     961         885       1,896       1,685
   Occupancy expenses                                       119         130         247         247
   Equipment expenses                                       168         146         294         275
   Other operating expenses                                 505         424       1,031         795
                                                   -------------  ----------   ---------  ----------
     TOTAL OTHER EXPENSES                                 1,753       1,585       3,468       3,002
                                                   -------------  ----------   ---------  ----------

     INCOME BEFORE INCOME TAXES                             899         635       1,518       1,195

Income tax expense                                          301         206         496         389
                                                   -------------  ----------   ---------  ----------

    NET INCOME                                              598         429       1,022         806
                                                   -------------  ----------   ---------  ----------

OTHER COMPREHENSIVE INCOME:
   Unrealized losses on securities
    available-for-sale arising during period,
    net of tax                                              (281)         (3)       (378)         (3)

                                                   =============  ==========   =========  ==========
     COMPREHENSIVE INCOME                           $        317   $     426    $    644   $     803
                                                   =============  ==========   =========  ==========

BASIC EARNINGS PER COMMON SHARE                     $      0.28    $   0.20     $  0.49    $   0.38
                                                   =============  ==========   =========  ==========

DILUTED EARNINGS PER COMMON SHARE                   $      0.26    $   0.19     $  0.45    $   0.37
                                                   =============  ==========   =========  ==========

CASH DIVIDENDS PER COMMON SHARE                     $      0.06    $   0.06     $  0.12    $   0.06
                                                   =============  ==========   =========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                        GB&T BANCSHARES, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                     (UNAUDITED)
                                               (DOLLARS IN THOUSANDS)

                                                                                1999                      1998
                                                                           ----------------            ------------
OPERATING ACTIVITIES
  Net income                                                                    $    1,022               $     806
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                      208                     205
     Provision for loan losses                                                         210                     252
     Other operating activities                                                       (321)                 (1,029)

                                                                               ------------             -----------
          Net cash provided by operating activities                                  1,119                     234
                                                                               ------------             -----------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                                      (15,867)                (15,134)
   Proceeds from maturities of securities available-for-sale                         8,071                   8,051
   Net (increase)decrease in interest-bearing deposits in banks                         60                    (402)
   Net decrease in Federal funds sold                                                9,618                     260
   Net increase in loans                                                           (28,849)                 (2,507)
   Purchase of premises and equipment                                                 (366)                   (357)

                                                                               ------------             -----------
          Net cash used in investing activities                                    (27,333)                (10,089)
                                                                               ------------             -----------

FINANCING ACTIVITIES
   Net increase in deposits                                                          8,079                   5,516
   Net increase in other borrowings                                                 16,309                   2,052
   Issuance of stock                                                                   244                       -
   Dividends paid                                                                     (252)                   (101)
                                                                               ------------             -----------
          Net cash provided by financing activities                                 24,380                   7,467
                                                                               ------------             -----------

Net decrease in cash and due from banks                                             (1,834)                 (2,388)

Cash and due from banks at beginning of period                                       9,407                   9,088

                                                                               ============             ===========
Cash and due from banks at end of period                                        $    7,573               $   6,700
                                                                               ============             ===========

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

          The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June of 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement has been deferred by Statement of Financial Accounting Standards (SFAS) No. 137, until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

NOTE 3.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income and weighted- average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                                                Three Months Ended June 30, 1999
                                                    ----------------------------------------------------------
                                                          Net             Weighted-Average        PER SHARE
                                                        Income                 Shares               AMOUNT
                                                    ----------------     ------------------     --------------

          Basic EPS                                   $   598,000             2,108,216           $    0.28
                                                                                                  ==========

          Effect of Dilutive Securities
             Stock options                                      -               154,887
                                                      ------------         ------------
          Diluted EPS                                 $   598,000             2,263,102           $    0.26
                                                      ============         =============          ==========

                                                                Three Months Ended June 30, 1998
                                                    ----------------------------------------------------------
                                                         Net             Weighted-Average         Per share
                                                        Income                Shares                Amount
                                                    ----------------     ------------------     --------------

          Basic EPS                                   $  429,000              2,095,171           $    0.20
                                                                                                  ==========
          Effect of Dilutive Securities
             Stock options                                     -                96,426
                                                      -----------          ------------
          Diluted EPS                                 $  429,000              2,191,597           $    0.19

                                                      ===========          =============          ==========

                                                                  Six Months Ended June 30, 1999
                                                    ----------------------------------------------------------
                                                          Net             Weighted-Average        PER SHARE
                                                        Income                 Shares               AMOUNT
                                                    ----------------     ------------------     --------------

          Basic EPS                                   $ 1,022,000             2,105,812           $    0.49
                                                                                                  ==========

          Effect of Dilutive Securities
             Stock options                                      -               155,827
                                                      ------------         -------------

          Diluted EPS                                 $ 1,022,000             2,261,639           $    0.45
                                                      ============         =============          ==========

                                                                 Six Months Ended June 30, 1998
                                                    ----------------------------------------------------------
                                                         Net             Weighted-Average
                                                        Income                Shares             Per share
                                                                                                  Amount
                                                    ----------------     ------------------     --------------

          Basic EPS                                   $  806,000              2,095,171           $    0.38
                                                                                                  ==========
          Effect of Dilutive Securities
             Stock options                                     -                 96,426
                                                      -----------          -------------
          Diluted EPS                                 $  806,000              2,191,597           $     0.37
                                                      ===========          =============          ===========

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

FINANCIAL CONDITION

The Company's total assets increased $25,238,000 or 12.9%, for the six months ended June 30, 1999. Total loans increased by $28,814,000 or 20.8% for the six months ended June 30, 1999. The loan to deposit ratio as of June 30, 1999 was 90.52%, over the Company's target range of 75% to 80%, as compared to 78.34% at June 30, 1998, reflecting continued strong loan demand. In order to satisfy this growing loan demand, the Company obtained Federal Home Loan Bank advances to enable the Company to maintain adequate liquidity. Total deposits increased by $8,079,000 or 4.58%, for the six months ended June 30, 1999. This moderate growth is due to a competitive market and the Company's focus on growth in core deposits versus higher yielding certificates of deposit. In recent years, the Bank has experienced a significant increase in competitive pressures in its growing deposit market.

LIQUIDITY

As of June 30, 1999, the Bank's liquidity ratio was 20.55% compared to 27.45% at June 30, 1998. This ratio exceeded the Bank's target ratio of 20%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The decrease in the liquidity ratio is related to the strong increase in loan demand and a lesser increase in deposits since December 31, 1998. The Bank has lines of credit available to meet any unforeseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as needed basis.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At June 30, 1999, the capital ratios at the Company and the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios of the Company are as follows:

    Leverage capital ratio                                               7.58%
    Risk-based capital ratios:
      Core capital                                                       9.71%
      Total capital                                                     10.88%

RESULTS OF OPERATIONS

Net interest income increased $514,000 or 27.24% for the three months ended June 30, 1999 compared to the same period in 1998. The net increase consists of an increase in interest income of $692,000 or 18.4% less an increase in interest expense of $178,000 or 9.50% for the three month period. Net interest income increased $797,000 or 21.76% for the six months ended June 30, 1999 compared to the same period in 1998. The net increase consists of an increase in interest income of $1,000,000 or 13.49% less an increase in interest expense of $203,000 or 5.41% for the six month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $40 million from June 30, 1998 to June 30, 1999. Total interest-bearing liabilities increased during the same period by $39 million. The net interest margin was 4.83% and 4.65% for the six months ended June 30, 1999 and 1998, respectively.

The Bank's provision for loan losses decreased by $21,000 or 17% during the three months ended June 30, 1999 as compared to the same period in 1998. The Bank's provision for loan losses decreased by $42,000 or 17% during the six months ended June 30, 1999 as compared to the same period in 1998. The allowance for loan losses at June 30, 1999 was $1,948,000 or 1.17% of total loans compared to 1.35% at June 30, 1998. Based on management's evaluation, the allowance is adequate to absorb any anticipated loan losses at June 30, 1999.

The decrease in the provision for loan losses for the six month period ended June 30, 1999 as compared to 1998 is based on a strong economy and no significant increases in net charge-offs. The analysis below indicates only a slight increase in net charge-offs in the six months ended June 30, 1999 as compared to the same period in 1998. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio. The following table summarizes the allowance for loan losses for the six months periods ended June 30, 1999 and 1998.

                                                                             1999                1998
                                                                       -----------------   -----------------
                                                                               (DOLLARS IN THOUSANDS)
                                                                       -------------------------------------
      AVERAGE AMOUNT OF LOANS OUTSTANDING                              $        149,610    $        120,518
                                                                       =================   =================

                                                                       -----------------   -----------------

      ALLOWANCE FOR LOAN LOSSES BALANCE, BEGINNING OF PERIOD           $          1,773    $          1,433
                                                                       -----------------   -----------------

      LESS CHARGE-OFFS
         Commercial loans                                                           (18)                (21)
         Consumer  loans                                                            (22)                 (9)

      PLUS RECOVERIES
         Commercial loans
                                                                                      2                   4
         Consumer loans                                                               3                   7
                                                                       -----------------   -----------------
         Net charge-offs                                                            (35)                (19)
                                                                       -----------------   -----------------

      PLUS PROVISION FOR LOAN LOSSES                                                210                 252
                                                                       -----------------   -----------------

      ALLOWANCE  FOR LOAN LOSSES BALANCE, END OF PERIOD                $          1,948    $          1,666
                                                                       =================   =================

      RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS OUTSTANDING                        .02%                .02%
                                                                       =================   =================

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate decreases of $67,000 in nonaccrual loans and decreases of $359,000 in past due loans over 90 days. The decrease in nonaccrual was due to payoffs on the nonaccrual loans. There are minimal or no losses anticipated on nonaccrual or past due loans.

                                                              June 30,1999
                                          --------------------------------------------------------
                                                                Past Due
                                             Nonaccural          90 Days           Restructured
                                                Loans             Still                Debt
                                                                 Accruing
                                          ----------------   ---------------    ------------------
                                                          (Dollars in Thousands)
                                          --------------------------------------------------------

       Real estate loans                  $             -    $            -     $               -
       Commercial loans                                 -                74                     -
       Consumer loans                                   -                17                     -
                                          ----------------   ---------------    ------------------
                                          ================   ===============    ==================
               Total                      $             -    $           91     $               -
                                          ================   ===============    ==================


                                                              June 30, 1998
                                          --------------------------------------------------------
                                                                 Past Due
                                             Nonaccural          90 Days           Restructured
                                                Loans             Still                Debt
                                                                 Accruing
                                          ----------------   ---------------    ------------------
                                                          (Dollars in Thousands)
                                          --------------------------------------------------------

       Real estate loans                  $            54    $          442     $               -
       Commercial loans                                 -                 -                     -
       Consumer loans                                  13                 8                     -
                                          ----------------   ---------------    ------------------
                                          ================   ===============    ==================
               Total                      $            67    $          450     $               -
                                          ================   ===============    ==================

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

Other income for the three months ended June 30, 1999 decreased by $103,000 or 22.44% compared to the same period in 1998. The decrease in other income is primarily due to, decreases in gain on sale of loans of $132,000, and mortgage origination fees of $52,000. Service charges increased $39,000 and other miscellaneous income increased by $42,000. Other income for the six months ended June 30, 1999 decreased by $50,000 or 6.36% compared to the same period in 1998. The decrease in other income is primarily due to, decreases in gain on sale of loans of $117,000 and decreases in mortgage origination fees of $53,000. Service charges increased by $44,000 and other miscellaneous income increased by $76,000.

Other expenses increased by approximately $168,000 or 10.6% for the three months ended June 30, 1999 compared to the same period in 1998. The increase is due primarily to an increase in salaries and employee benefits of $76,000. The increase in salaries and employee benefits is due to additional employees in the loan area, in addition to normal increases. The remainder of the increase is not related to any one significant item, but includes normal increases in operating expenses. Other expenses increased by approximately $466,000 or 15.52% for the six months ended June 30, 1999 compared to the same period in 1998. The increase is due primarily to an increase in salaries and employee benefits of $211,000. The increase in salaries and employee benefits is due to additional employees in the loan area, in addition to normal increases. The remainder of the increase is not related to any one significant item, but includes normal increases in operating expenses.

Income tax expense increased by $95,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Income tax expense increased by $107,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The effective tax rate for the three and six month period in 1999 was 33% compared to 33% for the same period in 1998.

Net income increased by $169,000 for the three months ended June 30, 1999 compared to the same period in 1998. Net income increased by $216,000 for the six months ended June 30, 1999 compared to the same period in 1998. The increase in net income is attributable to growth in interest earning assets and an improving net interest margin.

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

CAPABILITY OF THE COMPANY'S PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

The Situation: As the end of this century draws near, there is worldwide concern
-------------
that the year 2000 technology problems may wreak havoc on global economies. No country, government, business or person is immune from the potential effects of year 2000 problems. The year 2000 problem arose because many existing computer systems and software programs use a two-digit year field. Because of this, some computers will not properly recognize the turn of the century. A computer with a two-digit year field may recognize the year 2000 as 1900. If not corrected, many computer applications could fail or miscalculate data creating erroneous results.

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

Readiness:  Critical  systems,  hardware and  software  have  received  priority
---------
attention. As of June 30, 1999, all critical systems have been upgraded or replaced. The related software has been upgraded to meet year 2000 standards and has been tested to ensure proper functioning in a year 2000 environment. Upon completion of testing the Company has identified no critical hardware or software systems that are non-compliant. These critical systems include the Company's core bank processing hardware and software and its automated new accounts and loan document preparation hardware and software as well as its document retrieval system. The Bank has upgraded its personal computers with year 2000 compliant hardware and software to bring this area up to year 2000 standards. Several other software systems have been upgraded to be year 2000 compliant. Any new critical systems purchased will be tested for compliance. The Company believes that there are no remaining key information technology systems to be upgraded. The Company has also evaluated its non-information technology systems, which include microcontrollers and other embedded computers, and notes no significant issues to date.

Since the Bank is heavily reliant on outside vendors for many services such as electricity, phone service, water, gas, ATM processing, bond accounting and bank related forms, the Bank has developed a year 2000 questionnaire to help it determine a vendors' state of year 2000 readiness. All critical vendors contacted by the Bank have responded. Responses to date have indicated adequate readiness. No significant weaknesses in a critical vendor have been discovered. Major borrowers of the Bank also have been required to complete a questionnaire to assess year 2000 readiness. Approximately 90% of such borrowers have responded, and the Bank notes no significant issues to date.

Cost: After the Bank's assessment phase to determine the extent of its year 2000
----
problem, its Board of Directors approved a budget in the amount of $274,000 to address the year 2000 issue and to purchase new equipment upgrades which included new item processing equipment. In order to ensure adequate funds are provided to resolve year 2000 issues, including those that may not be presently known, the Company's year 2000 budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the Company's present budget, although there can be no assurances in this regard.

As of June 30, 1999, the Company has recognized $273,000 in year 2000 expenditures. The capitalized expenditures included $243,000 for hardware (the majority being item processing equipment and new personal computers) and $17,000 for software. Expensed items included $8,000 to service providers for assessment and testing and approximately $5,000 on customer awareness and education. No other significant expenditures are expected.

The Company does not anticipate that the related overall costs will be material to the financial condition of the Company for any single year or quarter. The Company has not used any independent verification and validation processes to assure the reliability of year 2000 cost estimates.

Risks of the Bank's Year 2000 Issues:  The Company believes that all significant
-----------------------------------
remediations with respect to the Company's information technology and non-information technology systems are complete. However, no assurance can be given that the Company will not be exposed to potential losses resulting from system problems associated with the change in date. There can also be no assurance that the Company's systems that have been designed to be year 2000 compliant contain all of the necessary date code changes and that systems have been correctly modified, or will be correctly modified in contemplation of the year 2000.

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

The Bank's  Contingency Plans: The Company believes that at worst, the Company's
-----------------------------
computer software and hardware would not contain the necessary date code change and, therefore, would cease operating or malfunction when the date change occurs. In that case, the Company's contingency plan contemplates conversion to a manual system. Management of the Company believes that the Company would be able to continue to operate in that manner without significant loss. However, the Company believes that its computer software and hardware systems are substantially year 2000 compliant.

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

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of the Shareholders of GB&T Bancshares, Inc. was held on May 10, 1999. The meeting had been called pursuant to written notice for the purpose of considering and voting upon the election of ten directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified. The results of the voting were as follows:

          Election of Directors

                                                FOR       AGAINST    WITHHELD
                                             ---------    -------    --------
             Donald J. Carter                1,589,584       0         250
             J. Grady Coleman                1,589,584       0         250
             Dr. John W. Darden              1,589,584       0         250
             Bennie E. Hewett                1,589,834       0           0
             Richard A. Hunt, Jr.            1,589,584       0         250
             John E. Mansfield, Sr.          1,589,584       0         250
             F. Abit Massey                  1,589,584       0         250
             Samuel L. Oliver                1,589,584       0         250
             Alan A. Wayne                   1,589,584       0         250
             Phillip A. Wilheit              1,589,584       0         250


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




GB&T BANCSHARES, INC.



DATE: 8/13/99                          BY: /s/ Richard A. Hunt
     --------------                       -------------------------------
                                          Richard A. Hunt
                                          President and Chief Executive Officer


DATE: 8/13/99                          BY: /s/ Gregory L. Hamby
     --------------                       -------------------------------
                                          Gregory L. Hamby
                                          Chief Financial Officer