Form 10QSB
period 1999-09-30
GB&T BANCSHARES INC
filed 1999-11-15
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 1999
                                            ---------------------------

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

                         500 Jesse Jewell Parkway, S.E.
                           Gainesville, Georgia 30501
                    (Address of principal executive offices)

                                 (770) 532-1212
                           (Issuer's telephone number)

                                       N/A
              ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999: 2,117,146 shares; $5 par value

Transitional Small Business Disclosure Format (Check One)    Yes   / /  No /X/

                      GB&T BANCSHARES, INC. AND SUBSIDIARY


                                      INDEX
                                      -----

                                                                                            Page No.
                                                                                            --------

PART I.   FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheet - September 30, 1999....................................1

              Consolidated Statements of Income and Comprehensive Income -
                 Three months ended September 30, 1999 and 1998 and Nine months
                 Ended September 30, 1999 and 1998 ..............................................2

              Consolidated Statements of Cash Flows - Nine Months Ended
                 September 30, 1999 and 1998.....................................................3

              Notes to Consolidated Financial Statements.......................................4-6

          Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations........................7-13

PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K.............................................14

          Signatures............................................................................15

                                      PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      GB&T BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                             (Dollars in Thousands)

Assets

Cash and due from banks                                               $  10,274
Interest-bearing deposits in banks                                          302
Federal funds sold                                                        2,845
Securities available-for-sale, at fair value                             36,067

Loans                                                                   180,681
Less allowance for loan losses                                            2,043
                                                                      ---------
     Loans, Net                                                         178,638
                                                                      ---------

Premises and equipment                                                    4,736
Other assets                                                              4,935

                                                                      =========
     Total Assets                                                     $ 237,797
                                                                      =========

Liabilities and Stockholders' Equity

Deposits
   Demand                                                             $  24,264
   Interest-bearing demand                                               17,939
   Savings                                                               36,218
   Time deposits                                                        113,306
                                                                      ---------
     Total deposits                                                     191,727

Federal Home Loan Bank Advances                                          19,180
Other borrowings                                                          8,223
Other liabilities                                                         2,301
                                                                      ---------
     Total liabilities                                                  221,431
                                                                      ---------

Stockholders' Equity
   Common Stock, par value $5; 10,000,000
       shares authorized; 2,116,926 shares
       issued and outstanding                                            10,585
   Capital surplus                                                          338
   Retained earnings                                                      5,831
   Accumulated other comprehensive
       loss, net of tax                                                    (388)
                                                                      ---------
     Total stockholders' equity                                          16,366
                                                                      ---------

     Total liabilities and stockholders' equity                       $ 237,797
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                                      GB&T BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                  (Unaudited)
                                (Dollars in Thousands, except per share amounts)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                             ----------------------     -----------------------
                                                                1999          1998       1999            1998
                                                             --------      --------     --------      --------
 Interest income
   Loans                                                        4,203         3,342       11,518         9,566
   Taxable securities                                             483           446        1,377         1,253
   Nontaxable securities                                           41            36          118            93
   Federal funds sold                                              16           142          139           459
   Interest-bearing deposits in banks                               4             7           10            17
                                                             --------      --------     --------      --------
     Total interest income                                      4,747         3,973       13,162        11,388
                                                             --------      --------     --------      --------

Interest expense
   Deposits                                                     2,016         1,934        5,746         5,639
   Other borrowings                                               325            37          550            84
                                                             --------      --------     --------      --------
     Total interest expense                                     2,341         1,971        6,296         5,723
                                                             --------      --------     --------      --------

     Net interest income                                        2,406         2,002        6,866         5,665
Provision for loan losses                                         105           126          315           378
                                                             --------      --------     --------      --------
     Net interest income after
      provision for loan losses                                 2,301         1,876        6,551         5,287
                                                             --------      --------     --------      --------

Other income
   Service charges on deposit accounts                            164           147          493           432
   Mortgage origination fees                                       50            64          184           251
   Gain on sale of loans                                           22            46           56           197
   Other operating income                                         112            86          351           249
                                                             --------      --------     --------      --------
     Total other income                                           348           343        1,084         1,129
                                                             --------      --------     --------      --------

Other expenses
   Salaries and other employee benefits                           992           877        2,888         2,562
   Occupancy expenses                                             123           121          370           368
   Equipment expenses                                             174           144          468           419
   Marketing expenses                                              42            59          149           158
   Other operating expenses                                       416           351        1,340         1,047
                                                             --------      --------     --------      --------
     Total other expenses                                       1,747         1,552        5,215         4,554
                                                             --------      --------     --------      --------

     Income before income taxes                                   902           667        2,420         1,862

Income tax expense                                                297           213          793           602
                                                             --------      --------     --------      --------

    Net Income                                                    605           454        1,627         1,260
                                                             --------      --------     --------      --------

Other comprehensive income:
   Unrealized gains (losses) on securities
    available-for-sale arising during period, net of tax         (161)          124         (539)          121

                                                             ========      ========     ========      ========
     Comprehensive income                                    $    444      $    578     $  1,088      $  1,381
                                                             ========      ========     ========      ========

Basic earnings per common share                              $   0.29      $   0.22     $   0.77      $   0.60
                                                             ========      ========     ========      ========

Diluted earnings per common share                            $   0.27      $   0.21     $   0.72      $   0.57
                                                             ========      ========     ========      ========

Cash dividends per common share                              $   0.06      $   0.06     $   0.12      $   0.10
                                                             ========      ========     ========      ========

The accompanying notes are an integral part of these financial statements.

                                      GB&T BANCSHARES, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                  (Unaudited)
                                             (Dollars in Thousands)

                                                                       1999         1998
                                                                    --------      --------
OPERATING ACTIVITIES
  Net income                                                        $  1,627      $  1,260
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                        325           312
     Provision for loan losses                                           315           378
     Other operating activities                                         (570)         (862)

                                                                    --------      --------
          Net cash provided by operating activities                    1,697         1,088
                                                                    --------      --------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                        (20,285)      (16,134)
   Proceeds from maturities of securities available-for-sale          15,460         9,137
   Net (increase)decrease in interest-bearing deposits in banks          (48)           85
   Net (increase) decrease in Federal funds sold                       6,848        (5,035)
   Net increase in loans                                             (42,503)       (8,191)
   Purchase of premises and equipment                                   (539)         (371)

                                                                    --------      --------
          Net cash used in investing activities                      (41,067)      (20,509)
                                                                    --------      --------

FINANCING ACTIVITIES
   Net increase in deposits                                           15,280        16,668
   Net increase (decrease)  in FHLB advances                          18,975           (25)
   Net increase in other borrowings                                    6,010         1,923
   Issuance of stock                                                     362          --
   Dividends paid                                                       (390)         (217)
                                                                    --------      --------
          Net cash provided by financing activities                   40,237        18,349
                                                                    --------      --------

Net increase (decrease) in cash and due from banks                       867        (1,072)

Cash and due from banks at beginning of period                         9,407         9,088

                                                                    ========      ========
Cash and due from banks at end of period                            $ 10,274      $  8,016
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

                   The  results  of  operations  for the  three  and nine  month
                   periods  ended   September  30,  1999  are  not   necessarily
                   indicative of the results to be expected for the full year.


NOTE 2.         CURRENT ACCOUNTING DEVELOPMENTS

                   In June of 1998  the  Financial  Accounting  Standards  Board
                   (FASB)  issued  Statement of Financial  Accounting  Standards
                   (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement has been deferred by Statement of Financial Accounting Standards
                   (SFAS) No. 137, until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

NOTE 3.           EARNINGS PER COMMON SHARE

                           The following is a  reconciliation  of net income and
                  weighted-average shares outstanding used in determining basic and diluted earnings per common share (EPS):

                                      Three Months Ended September 30, 1999
                                 ----------------------------------------------
                                     Net          Weighted-
                                   Income          Average           Per share
                                                    Shares            Amount
                                 -----------   -----------------   ------------

Basic EPS                         $ 605,000        2,113,219          $   0.29
                                                                      =========

Effect of Dilutive Securities
   Stock options                       --           142,550
                                  ---------       ---------
Diluted EPS                       $ 605,000       2,255,769           $   0.27
                                  =========       =========           =========

                                      Three Months Ended September 30, 1998
                                ----------------------------------------------
                                     Net          Weighted-
                                   Income          Average           Per share
                                                    Shares            Amount
                                -----------   -----------------   ------------

Basic EPS                         $ 454,000       2,095,171           $    0.22
                                                                      =========
Effect of Dilutive Securities
  Stock options                           -        104,478
                                  ----------      ---------
Diluted EPS                       $  454,000      2,199,649           $    0.21
                                  ==========      =========           =========

                                      Nine Months Ended September 30, 1999
                                ----------------------------------------------
                                     Net          Weighted-
                                   Income          Average           Per share
                                                    Shares            Amount
                                -----------   -----------------   ------------


Basic EPS                        $1,627,000        2,108,281          $    0.77
                                                                      ==========

Effect of Dilutive Securities
   Stock options                          -          150,959
                                 ----------       ----------
Diluted EPS                      $1,627,000        2,259,240          $    0.72
                                 ==========       ==========          =========

                                      Nine Months Ended September 30, 1998
                                ----------------------------------------------
                                     Net          Weighted-
                                   Income          Average           Per share
                                                    Shares            Amount
                                -----------   -----------------   ------------


 Basic EPS                       $1,260,000        2,095,171           $   0.60
                                                                       ========
 Effect of Dilutive Securities
    Stock options                         -           99,629
                                 -----------       ---------
 Diluted EPS                     $1,260,000        2,194,800           $   0.57
                                 ==========        =========           ========

NOTE 3.           EARNINGS PER COMMON SHARE, (Continued)

                  GB&T Bancshares, Inc. declared a stock split in the form of a stock dividend on August 29, 1998, paid on September 21, 1998 to stockholder's of record August 31, 1998. All per share amounts have been restated to reflect the split.

 NOTE 4 On October 14, 1999, GB&T Bancshares, Inc. signed an Agreement and Plan of Reorganization with UB&T Financial Services Corporation ("UB&T"). This agreement provides for the merger of UB&T with and into GB&T, with GB&T being the surviving corporation of the merger.

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

FINANCIAL CONDITION

The Company's total assets increased $41,635,000 or 21.2%, for the nine months ended September 30, 1999. Total loans increased by $42,458,000 or 30.7% for the nine months ended September 30, 1999. The loan to deposit ratio as of September 30, 1999 was 94.24%, over the Company's target range of 75% to 80%, as compared to 75.09% at September 30, 1998, reflecting continued strong loan demand. In order to satisfy this growing loan demand, the Company obtained Federal Home Loan Bank advances and utilized growth in repurchase agreements along with growth in deposits. The increase in the Company's loan to deposit ratio over the targeted range is also a result of an increase of approximately $19 million in Federal Home Loan Bank advances. These advances allowed the Company to continue to focus on growth in core deposits versus higher yielding certificates of deposit. These strategies also allowed the Company to satisfy strong loan demand while maintaining adequate liquidity. The Company continues to face increasing competitive pressures in its growing deposit market. Total deposits increased by $15,280,000 or 8.66%, for the nine months ended September 30, 1999. The Company's overall growth is the result of an aggressive strategic growth plan.

LIQUIDITY

As of September 30, 1999, the Bank's liquidity ratio was 21.29% compared to 29.70% at September 30, 1998. This ratio exceeded the Bank's target ratio of 20%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The decrease in the liquidity ratio is related to the strong increase in loan demand since December 31, 1998. The Bank has lines of credit available to meet any unforeseen liquidity needs. Also, the Bank has a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as needed basis.

CAPITAL

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to risk-weighted assets ratio of at least 4% and total capital to risk-weighted assets of at least 8%.

At September 30, 1999, the capital ratios at the Company and the Bank were adequate based on regulatory minimum capital requirements. The actual capital ratios of the Company are as follows:

      Leverage capital ratio                               7.23 %
      Risk-based capital ratios:
         Core capital                                      9.29 %
         Total capital                                    10.42 %

RESULTS OF OPERATIONS

Net interest income increased $404,000 or 20.2% for the three months ended September 30, 1999 compared to the same period in 1998. The net increase consists of an increase in interest income of $774,000 or 19.5% less an increase in interest expense of $370,000 or 18.8% for the three month period. Net interest income increased $1,201,000 or 21.2% for the nine months ended September 30, 1999 compared to the same period in 1998. The net increase consists of an increase in interest income of $1,774,000 or 15.6% less an increase in interest expense of $573,000 or 10% for the nine month period. The increase in interest income is due primarily to the growth in total interest-earning assets of $43 million from September 30, 1998 to September 30, 1999. Total interest-bearing liabilities increased during the same period by $39 million. The net interest margin was 4.69% and 4.68% for the nine months ended September 30, 1999 and 1998, respectively.

The Bank's provision for loan losses decreased by $21,000 or 17% during the three months ended September 30, 1999 as compared to the same period in 1998. The Bank's provision for loan losses decreased by $63,000 or 17% during the nine months ended September 30, 1999 as compared to the same period in 1998. The allowance for loan losses at September 30, 1999 was $2,043,000 or 1.13% of total loans compared to 1.37% at September 30, 1998. Based on management's evaluation, the allowance is adequate to absorb any potential loan losses at September 30, 1999.

The decrease in the provision for loan losses for the nine month period ended September 30, 1999 as compared to 1998 is based on a strong economy, minimal increases in net charge-offs and a decline in non-accrued and past due loans. The analysis below indicates only a slight increase in net charge-offs in the nine months ended September 30, 1999 as compared to the same period in 1998. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio. The following table summarizes the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998.

                                                                              1999            1998
                                                                           ---------       ---------
                                                                             (Dollars in Thousands)
                                                                           -------------------------

               Average amount of loans outstanding                         $ 159,038       $ 122,563
                                                                           =========       =========

               Allowance  for loan losses balance, beginning of period     $   1,773       $   1,433
                                                                           ---------       ---------

               Less charge-offs
                  Commercial loans                                               (18)            (42)
                  Consumer  loans                                                (38)            (24)

               Plus recoveries
                  Commercial loans
                                                                                   2              19
                  Consumer loans                                                   9              10
                                                                           ---------       ---------
                  Net charge-offs                                                (45)            (37)
                                                                           ---------       ---------

               Plus provision for loan losses                                    315             378
                                                                           ---------       ---------

               Allowance  for loan losses balance, end of period           $   2,043       $   1,774
                                                                           =========       =========

               Ratio of net charge-offs to average loans outstanding             .03%            .03%
                                                                           =========       =========

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate decreases of $250,000 in nonaccrual loans and decreases of $225,000 in past due loans over 90 days. The decrease in nonaccrual was due to payoffs on the nonaccrual loans. There are minimal or no losses anticipated on nonaccrual or past due loans.

                                                                            September 30,1999
                                                          --------------------------------------------------------

                                                                                 Past Due
                                                             Nonaccural          90 Days           Restructured
                                                                Loans             Still                Debt
                                                                                 Accruing
                                                          ----------------   ---------------    ------------------
                                                                          (Dollars in Thousands)
                                                          --------------------------------------------------------

                      Real estate loans                   $             -    $           61     $               -
                      Commercial loans                                109                13                     -
                      Consumer loans                                    -                18                     -
                                                          ----------------   ---------------    ------------------
                              Total                       $           109    $           92     $               -
                                                          ================   ===============    ==================

                                                                            September 30, 1998
                                                          --------------------------------------------------------

                                                                                 Past Due
                                                             Nonaccural          90 Days           Restructured
                                                                Loans             Still                Debt
                                                                                 Accruing
                                                          ----------------   ---------------    ------------------
                                                                          (Dollars in Thousands)
                                                          --------------------------------------------------------
                      Real estate loans                   $           339    $          317     $               -
                      Commercial loans                                  -                 -                     -
                      Consumer loans                                   20                 -                     -
                                                          ----------------   ---------------    ------------------
                              Total                       $           359    $          317     $               -
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

Other income for the three months ended September 30, 1999 increased by $5,000 or 1.5% compared to the same period in 1998. Service charges increased $17,000 and other operating income increased by $26,000. These increases in other income were offset by decreases in gain on sale of loans of $24,000, and mortgage origination fees of $14,000. Other income for the nine months ended September 30, 1999 decreased by $45,000 or 4% compared to the same period in 1998. The decrease in other income is primarily due to, decreases in gain on sale of loans of $141,000 and decreases in mortgage origination fees of $67,000. The decline in mortgage origination fees resulted from a decline in refinancing activity and increases in interest rates. Service charges increased by $61,000, Trust fees increased by $47,000 and other operating income increased by $55,000.

Other expenses increased by approximately $195,000 or 12.6% for the three months ended September 30, 1999 compared to the same period in 1998. The increase is due primarily to an increase in salaries and employee benefits of $115,000. The increase in salaries and employee benefits is due to additional employees in the loan area, in addition to normal increases. The remainder of the increase in other expenses is not related to any one significant item, but includes normal increases in operating expenses. Other expenses increased by approximately $661,000 or 14.5% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase is due partially to an increase in salaries and employee benefits of $326,000. The increase in salaries and employee benefits is due to additional employees in the loan area, in addition to normal increases. The remainder of the increase in other expenses is not related to any one significant item, but includes normal increases in operating expenses.

Income tax expense increased by $84,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Income tax expense increased by $191,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The effective tax rate for the three and nine month periods in 1999, was 33%, compared to 32% for the same periods in 1998.

Net income increased by $151,000 for the three months ended September 30, 1999 compared to the same period in 1998. Net income increased by $367,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in net income is attributable to growth in interest earning assets.


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

Readiness:  Critical  systems,  hardware and  software  have  received  priority
---------
attention. As of September 30, 1999, all critical systems have been upgraded or replaced. The related software has been upgraded to meet year 2000 standards and has been tested to ensure proper functioning in a year 2000 environment. Upon completion of testing the Company has identified no critical hardware or software systems that are non-compliant. These critical systems include the Company's core bank processing hardware and software and its automated new accounts and loan document preparation hardware and software as well as its document retrieval system. The Bank has upgraded its personal computers with year 2000 compliant hardware and software to bring this area up to year 2000 standards. Several other software systems have been upgraded to be year 2000 compliant. Any new critical systems purchased will be tested for compliance. The Company believes that there are no remaining key information technology systems to be upgraded. The Company has also evaluated its non-information technology systems, which include microcontrollers and other embedded computers, and notes no significant issues to date.

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

As of September 30, 1999, the Company has recognized $273,000 in year 2000 expenditures. The capitalized expenditures included $243,000 for hardware (the majority being item processing equipment and new personal computers) and $17,000 for software. Expensed items included $8,000 to service providers for assessment and testing and approximately $5,000 on customer awareness and education.
No other significant expenditures are expected.

The Company does not anticipate that the related overall costs will be material to the financial condition of the Company for any single year or quarter. The Company has not used any independent verification and validation processes to assure the reliability of year 2000 cost estimates.

Risks of the Bank's Year 2000 Issues:  The Company believes that all significant
------------------------------------
remediations with respect to the Company's information technology and non-information technology systems are complete. However, no assurance can be given that the Company will not be exposed to potential losses resulting from system problems associated with the change in date. There can also be no assurance that the Company's systems that have been designed to be year 2000 compliant contain all of the necessary date code changes and that systems have been correctly modified, or will be correctly modified in contemplation of the year 2000.

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

Long Term  Projects:  Year 2000  projects  have not caused the  Company to defer
-------------------
other long term projects.

                           PART II - OTHER INFORMATION



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




GB&T BANCSHARES, INC.



DATE: 11/13/99                           BY: /s/ Richard A. Hunt
                                             ------------------------
                                                 Richard A. Hunt
                                                 President and Chief Executive
                                                   Officer


DATE: 11/13/99                           BY: /s/ Gregory L. Hamby
                                             --------------------
                                                 Gregory L. Hamby
                                                 Chief Financial Officer