Form 10KSB40
period 1999-12-31
GB&T BANCSHARES INC
filed 2000-03-28
CIK 1061068

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 000-24203

                              GB&T BANCSHARES, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

               Georgia                                  58-2400756
    ---------------------------------     -----------------------------------
   (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

       500 Jesse Jewell Parkway, S.E.
           Gainesville, Georgia                                  30501
---------------------------------------                       ----------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number  (770) 532-1212

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:
        Common Stock, par value $5.00

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes /X/ No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $19,886,172

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. $23,908,867

         State the number of shares outstanding at each of the issuer's classes of common equity as of latest practicable date: February 28, 2000, 2,117,638 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I and II of this report.

         Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1999 fiscal year end are incorporated by reference into
Part III of this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company
-----------

         GB&T Bancshares, Inc. (the "Company") was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, the Company acquired all of the outstanding common stock of Gainesville Bank & Trust (the "Bank") in exchange for 1,676,160 shares at $5 par value common stock. The acquisition was accounted for as a pooling of interests, and, accordingly, all prior financial statements reflect the combination. At December 31, 1999, the Company had one wholly-owned subsidiary, the Bank.

         The Company operates as a one bank holding company. At December 31, 1999, the Company had invested in two de novo banks in Georgia, representing a less than 5% ownership in each bank. The Company's current plans include exploring additional opportunities through mergers and acquisitions. Currently, there are no employees of the Company.

Gainesville Bank & Trust
------------------------

         Gainesville   Bank  &  Trust  located  in   Gainesville,   Georgia  was
incorporated under the laws of the State of Georgia on July 20, 1987 and commenced operations as a Georgia state-chartered bank on February 1, 1988.

         The Bank conducts business from its main office facility at 500 Jesse Jewell Parkway, Gainesville, Hall County, Georgia, which is owned equally by the Bank and one of its directors. The Bank currently occupies sixty-eight percent of this facility. The remainder of this facility is available for lease and approximately 10,000 square feet in the building is currently under lease to four tenants unrelated to the Bank. The Bank currently operates three branches in Gainesville, Georgia and one branch in Oakwood, Georgia.

         The Bank provides a full range of banking services to customers within its primary market area of Hall County. The Bank offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity, automobile and credit card loans. The Bank also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities, 24-hour automated teller machines, PC banking and limited trust services.

         The Company and Bank have grown from their initial capital base of $7 million to a total asset base of approximately $259 million. The continued growth in total assets and loans was generated almost exclusively from deposits obtained from the Hall County market area. The loan portfolio of $200 million as of December 31, 1999 is comprised of commercial loans ($33 million), loans secured by real estate ($147 million), and consumer and other loans ($20 million). The Company and Bank are not currently engaged in any nonbanking activities.

Market Area and Competition
---------------------------

         The Bank competes primarily with ten other commercial banks, Bank of America, N.A., Regions Bank, Georgia First Bank, N.A., Lanier National Bank, Community Bank & Trust-Habersham, Premier Bank, SunTrust Bank, Northeast Georgia, NBC Bank, FSB, and Wachovia Bank, N.A. In addition, the Bank competes with other financial institutions, including two credit unions. The banking business is very competitive in the Gainesville, Hall County market. The banking industry continues to experience increased competition for deposits from brokerage firms and money market funds.

         As a whole, the banking industry in Georgia is highly competitive. The Bank competes with institutions, some of which have much greater financial resources than the Bank, and which may be able to offer more services to their customers. In recent years, intense market demands, economic pressures, and increased customer awareness of products, services, and the availability of electronic services have forced banks to diversify their services and become more cost effective. The Bank continually faces strong competition in attracting and retaining deposits and loans.

         The most direct competition for deposits comes from other commercial banks, savings banks, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience, availability of products and services, and marketing are all significant factors in the Bank's competition for deposits.

         Competition for loans comes from other commercial banks, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. The Bank competes for loan originations through interest rates, loan fees, efficiency in closing and handling of loans, and the overall quality of service. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rates, and other factors that are not readily predictable.

         Management expects that competition will continue in the future due to the fully phased-in statewide branching laws that became effective in 1998 and the entry of additional bank and nonbank competitors.

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

         The Bank's commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as occasional letters of credit. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and often secured by mortgages on their personal residences.

         The Bank provides commercial and consumer installment loans to its customers. Such loans are typically of multiple-year duration and, if not variable rate, bear interest at a rate tied to the Bank's cost of funds of equivalent maturity. Commercial installment loans generally finance commercial equipment and real estate, while consumer installment loans typically finance automobiles, consumer products, or home improvements.

         Risks associated with loans made by the Bank include, but are not limited to, the real estate market in Hall County, fraud, deteriorating or non-existing collateral, general economic conditions, interest rate risk, and deteriorating borrower financial conditions.

         The Company's Board of Directors establishes and periodically reviews the Bank's lending policies and procedures. State banking regulations provide that no secured loan relationship may exceed 25% of the Bank's statutory capital and no unsecured loan relationship may exceed 15% of the Bank's statutory capital, except in very limited circumstances. The Bank occasionally sells participation interests in loans to other lenders, primarily when a loan exceeds the Bank's legal lending limits.

Deposits
--------

         Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities. The Bank obtains most of its deposits from individuals and businesses in its market area. An alternative source of funding is through advances from the Federal Home Loan Bank and other borrowings which enable the Bank to borrow funds at rates and terms which at times are more beneficial to the Bank.

         The Bank does not solicit deposits by offering depositors rates of interest on certificates of deposit or money market accounts significantly above rates paid by other local competitors. The Bank solicits brokered deposits on a limited basis.

Securities
----------

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

Asset/liability Management
--------------------------

         It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, securities, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories from individuals and businesses. Management of the Bank seeks to invest the largest portion of the Bank's assets in loans.

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

Employees
---------

         As of December 31, 1999, the Bank had 91 total employees and 89 full-time equivalent employees. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                           REGULATION AND SUPERVISION

General
-------

         We are a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the BHC Act and the Georgia BHC Act, respectively. As such, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the Georgia BHC Act and the regulations of the Georgia Department.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

         o it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

         o it may merge or consolidate with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside of Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may now branch interstate through acquisitions of banks in other states.

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act which became effective on July 1, 1995. The Georgia Interstate Banking Act provides that

         o        interstate  acquisitions  by  institutions  located in Georgia
                  will  be  permitted  in  states  which  also  allow   national
                  interstate acquisitions, and

         o interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established is no longer limited.

         Except as amended by the Gramm-Leach-Bliley Act of 1999 discussed below, the BHC Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         The Bank is a member of the FDIC, and as such, its deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

         The Bank is subject to regulation, supervision, and examination by the FDIC and the Georgia Department. The FDIC and the Georgia Department regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Gramm-leach-bliley Act of 1999
------------------------------

         President Clinton signed the Gramm-Leach-Bliley Act of 1999, which reforms financial services regulation, into law on November 12, 1999. This new law covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system's modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry. This new law also eliminates legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies.

         The Gramm-Leach-Bliley Act amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve determined, as of the day before the date of enactment of the Gramm-Leach-Bliley Act, to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the "financial holding company." Pursuant to the Gramm-Leach-Bliley Act, financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

         o        financial in nature;

         o        incidental to an activity that's financial in nature; or

         o complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

         The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act lists certain activities as being financial in nature. For example, some of these activities are:

         o lending, exchanging, transferring, investing for others, or safeguarding money or securities;

         o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

         o        providing financial, investment or economic advice;

         o issuing or selling interests in pools of assets that a bank could hold directly;

         o        underwriting, dealing in or making markets in securities;

         o engaging in any activity that the Federal Reserve determined by an order or regulation that's in effect on the date of enactment of the Gramm-Leach-Bliley Act to be related closely to banking; and

         o engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve found before the Gramm-Leach-Bliley Act that the activity was usual in connection with banking or other financial operations internationally.

         The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

         o lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities;

         o providing any device or other instrumentality for transferring financial assets; and

         o arranging, effecting or facilitating financial transactions for third parties.

         Not all bank holding companies may become financial holding companies. A bank holding company must meet three requirements before becoming a financial holding company:

         o all of the bank holding company's depository institution subsidiaries must be well capitalized;

         o all of the bank holding company's depository institution subsidiaries must be well managed; and

         o the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

         With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act's requirements. If any insured depository institution, insured depository institution affiliate, or insured depository institution subsidiary of a financial holding company did not receive a Community Reinvestment Act rating of at least "satisfactory record of meeting community credit needs" at its most recent Community Reinvestment Act examination, the regulatory agencies are to present the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

         A company that is not a bank holding company or a foreign bank, which becomes a financial holding company, may be able to continue to engage in nonfinancial activities and the company may be able to keep its ownership interests in other companies that are engaged in nonfinancial activities. The ability to continue the nonfinancial activities or keep ownership interests in other companies that are engaged in nonfinancial activities lasts for ten years after the Gramm-Leach-Bliley Act's enactment and may be extended for an additional five-year term if granted by the Federal Reserve pursuant to an application. In order to continue in the nonfinancial activities:

         o the holding company must have been engaged in the nonfinancial activity or held the shares in the other companies engaged in nonfinancial activities on September 30, 2000;

         o the holding company must be predominantly engaged in financial activities; and

         o the company engaged in the nonfinancial activity must continue to engage in the same nonfinancial activities it did on September 30, 1999 and engage in other authorized activities under the Gramm-Leach-Bliley Act.

         A holding company is predominantly engaged in financial activities where at least 85% of the consolidated annual gross revenues of the holding company and its subsidiaries, other than depository institutions, come from financial activities.

Payment of Dividends
--------------------

         We  are  a  legal  entity   separate  and  distinct  from  our  banking
subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

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

         Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy
----------------

         We are required to comply with the capital adequacy standards established by the Federal Reserve, and the FDIC in the case of the Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid, low-risk assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1999, our consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (I.E., the ratio of Tier 1 Capital to risk-weighted assets) were 9.73% and 8.62%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 1999 was 6.84%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1999. We have not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Support of Subsidiary Institution
---------------------------------

         Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action
------------------------

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

         Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be adequately capitalized. An institution with a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be undercapitalized. An institution with a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be significantly undercapitalized, and an institution with a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution will meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the applicable agency. In addition, the appropriate federal banking regulator is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

         For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or
(xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking regulator, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer, without regulatory approval.

         At December 31, 1999, the Bank had the requisite capital levels to qualify as "adequately capitalized."

FDIC Insurance Assessments
--------------------------

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system, which originally went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

         Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

         Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for the SAIF insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

         A variation of this proposal designated the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by DIFA, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule which effected, as of October 1, 1996 (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980's as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF-insured institutions share the FICO interest costs at equal rates currently estimated at 2.43 basis points.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.


Safety and Soundness Standards
------------------------------

         The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "--Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Community Reinvestment Act
--------------------------

         The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. In May 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

         CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the institution's CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required by the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record.



ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's and Bank's main office is owned jointly by the Bank and Director Donald J. Carter. The three story building is located in downtown Gainesville at the intersection of Jesse Jewell Parkway and Race Street. The Bank occupies over two-thirds of the building, with remaining space presently leased to other tenants. The Bank's main office also has a drive-in automated teller machine.

         The Bank has a branch banking facility in Oakwood, Georgia, a Hall County town seven miles south of Gainesville. This branch also has an automated teller machine.

         The Bank has three branch locations in Gainesville, Georgia, the first located in a leased shopping center facility at 2412 Old Cornelia Highway, in a small community just north of Gainesville, the second located in a leased shopping center facility at 1210 Thompson Bridge Road, and the third located in a leased shopping center facility at 475 Dawsonville Highway, all of which have an automated teller machine.

         The Bank operates automated teller machines in a Gainesville-based retail shopping center at 975 Dawsonville Road, at 6800 Aqualand Marina, in Flowery Branch, Georgia and in a hospital atrium at 675 White Sulphur Road in Gainesville, Georgia.

         In the opinion of management, all properties including improvements and furnishings are adequately insured.

         The Bank is currently in the process of completing a full service branch located on Friendship Road in south Hall County. Completion is expected in the third quarter of 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank, nor to the knowledge of the management of the Company are any such proceedings contemplated or threatened against the Company or Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The common stock of the Company and its predecessor entity was traded on the electronic bulletin board market under the symbol "GVLG" from September 26, 1996 through January 5, 1999. Effective January 5, 1999, the Company began listing their stock on The NASDAQ Stock Market under the symbol "GBTB." The following table sets forth the high and low closing sale prices for the Company's common stock as reported on the respective markets. Historical stock prices have been adjusted to reflect the five-for-four common stock split in the form of a dividend declared August 29, 1998. The sales prices indicated reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.
                                                                  Sales Price
                   Calendar Period                      Low             High
                   ----------------------------------------------------------
                   1998
                   First Quarter                 $      17.59    $      18.80
                   Second Quarter                       18.80           21.59
                   Third Quarter                        18.80           21.59
                   Fourth Quarter                       21.50           23.00

                   1999
                   First Quarter                 $      23.00    $      33.00
                   Second Quarter                       24.50           26.00
                   Third Quarter                        20.00           25.00
                   Fourth Quarter                     18.8125          21.625

(b) As of February 28, 2000, there were approximately 596 holders of record of the Company's common stock.

(c) The Company paid a $.25 and $.16 per share cash dividend on its common stock for the years ended December 31, 1999 and 1998, respectively. The Company anticipates paying a quarterly dividend in the future. Any declaration and payment of dividends will be based on the Company's earnings, economic conditions, and the Board of Directors' evaluation of other relevant factors. The Company's ability to pay dividends will also be dependent on cash dividends paid to it by the Bank. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. See "Supervision and Regulation - Payment of Dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------

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

A Warning About Forward-looking Statements
------------------------------------------

         Some of the statements made in this annual report (and in other documents to which we refer) are "forward-looking statements." When used in this document, the words "anticipate," "believe," "estimate," and similar expressions generally identify forward-looking statements. These statements are based on the beliefs, assumptions, and expectations of the Company's management, and on information currently available to those members of management. They are expressions of historical fact, not guarantees of future performance. Forward-looking statements include information concerning possible or assumed future results of operations of the Company.

         Forward-looking   statements   involve   risks,   uncertainties,    and
assumptions, and certain factors could cause actual results to differ from results expressed or implied by the forward-looking statements, including:

         1. economic conditions (both generally and in the markets where the Company operates);

         2.       competition  from  other  companies  that  provide   financial
                  services similar to those offered by the Company;
         3.       government regulation and legislation;

         4.       changes in interest rates; and

         5. unexpected changes in the financial stability and liquidity of the Company's credit customers

         We believe these forward-looking statements are reasonable. You should not, however, place undue reliance on these forward-looking statements, because the future results and shareholder values of the Company may differ materially from those expressed or implied by these forward-looking statements.

Summary
-------

         During 1999 and 1998, the Company continued to experience significant growth in interest-earning and total assets which has been funded by increases in deposits, borrowings, and the retention of net profits. The Company has recorded net income of $2,272,000 and $1,673,000 for the years ended December 31, 1999 and 1998, respectively, increasing total equity to $16,607,000 at December 31, 1999. Total equity at December 31, 1999 is net of unrealized losses on securities available-for-sale of $656,000 compared to unrealized gains of $151,000 for year-end 1998.

Balance Sheets
--------------

         Total assets of the Company increased $62.6 million or 31.9% for the year ended December 31, 1999 compared to $23 million or 13.4% for the same period in 1998. The increase in total assets consists primarily of an increase in interest-earning assets of $63.1 million or 35.2% compared to an increase of $22.4 million or 14.3% during 1998. The overall growth in 1999 is considered above average compared to the Georgia average.

         The Company's primary focus is to maximize earnings through lending activities. Any excess funds are invested according to the Company's investment policy. Total loans increased 44.4% or $61.3 million for the year ended December 31, 1999. This is compared to an increase of 14.0% or $17.0 million during 1998. The increase in total loans included a 37.3% increase in real estate loans, or $39.8 million, an increase in commercial loans of $15.9 million, and an increase in consumer loans of $2.0 million. The significant growth in loans and assets has exceeded management's expectations for 1999. For the past several years, the

Gainesville/Hall County area has been experiencing significant changes in the local banking community. This activity continues due to acquisitions by regional banks of community banks in the area. In addition, the economy in Gainesville, and Georgia as a whole, continues to be strong. As of December 31, 1999, the Bank's loan-to-deposit ratio was 99% compared to 78% in 1998. During 1999, the bank borrowed $25,000,000 from the Federal Home Loan Bank as additional funds to support the Bank's loan demand. These advances have varying maturities and are managed as part of the Bank's overall asset/liability mix to be properly matched against the assets funded. Therefore, as of December 31, 1999, the Bank's loan-to-funds ratio was 83%.

         During 1999, total deposits grew by $24 million, or 13.6% compared to an increase of $20.8 million or 13.4% in 1998. This increase consists primarily of an increase in time deposits of $24.6 million or 25.0% compared to an increase of $4.0 million or 4.2% during 1998. The significant increase in time deposits is a combination of more competitive pricing and the movement of deposits from regional banks in the Gainesville area. In addition, the Bank purchased $5,484,000 in brokered certificates of deposit during 1999 as an additional funding source. The certificates have a coupon rate of 5.95% and mature on October 6, 2000. Noninterest bearing demand, interest-bearing demand and savings deposits decreased slightly during the year by approximately .75% compared to an increase of 27.7% in 1998.

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

The Company attempts to reduce these economic and credit risks not only by adherence to the Company's lending policy, which included loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company periodically reviews its lending policies and procedures.

Liquidity and Capital Resources
-------------------------------

         Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, the Company maintains relationships with correspondent banks which could provide funds on short notice. As of December 31, 1999, the Company had borrowed under Federal funds purchase lines and securities sold under repurchase agreements $12,969,000 compared to $1,235,000 as of December 31, 1998. These borrowings typically mature within one to four business days.

         The liquidity and capital resources of the Company are monitored on a periodic basis by management and state and Federal regulatory authorities. At December 31, 1999, the Company's liquidity ratio was 18.3% which was slightly below the Company's target ratio of 20%. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans generated by the Company and accessing available funds through various borrowing arrangements. The Company's short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds. The Company is not aware of any events or trends likely to result in a material change in liquidity.

         At  December  31,  1999,  the  Company's  capital to asset  ratios were considered adequate based on guidelines established by the regulatory authorities. During 1999, the Company increased its capital by retaining net earnings of $1,745,000. Unrealized losses on securities available-for-sale decreased capital by $808,000 as a result of a decline in the bond market. Capital also increased during 1999 by the Company's dividend reinvestment plan and from the exercise of stock options. Capital was increased approximately $364,000 from these two sources. At December 31, 1999, total capital of the Company amounted to $16,607,000 and is considered adequately-capitalized based on regulatory requirements. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

At December 31, 1999, the Company had outstanding commitments of $1,259,000 for construction of a fourth full service branch facility located in south Hall County on Friendship Road.

         Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation
--------------------

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

Results of Operations - for the Years Ended December 31, 1999 and 1998
----------------------------------------------------------------------

         The Company's profitability is determined by its ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets decreased slightly to 4.61% in 1999 from 4.65% in 1998. This slight decrease is attributable primarily to the change in the rate earned on average interest-bearing assets. In 1999, the average yield on interest-earning assets decreased from 9.26% in 1998 to 8.94% while the average yield on interest-bearing liabilities decreased from 5.32% in 1998 to 4.98% in 1999. The overall change in the interest rate spread from 1998 to 1999 was an increase of 2 basis points. The minimal change results from the effective management of the Bank's asset-liability mix during a period of changing interest rates.

         Net interest income increased by $1,802,000 to $9,537,000 in 1999. This is compared to an increase of $928,000 in 1998. The increase is directly related to the increase in interest-earning assets. As shown in Table 1 and Table 2 included in this annual report, the change is the result of the increase in net volume versus changes in net interest rates.

         Provisions for loan losses increased by $142,000 during 1999 compared to an increase of $30,000 during 1998. The provision for loan losses is the charge to operations which management feels is necessary to fund the allowance for loan losses. This provision is based on the growth of the loan portfolio, the amount of net charge-offs incurred, consideration of peer group averages, and the general economy as well as the local economy. The allowance for loan loss was $2,222,000 or 1.11% of total loans at December 31, 1999 compared to $1,773,000 or 1.28% of total loans at December 31, 1998. The Bank incurred net charge offs of $72,000 and $38,000 for the years ended December 31, 1999 and 1998, respectively. The percentage of net charge-offs to average loans outstanding was .04% and .03% for the years ended December 31, 1999 and 1998, and is considered acceptable. Due to the insignificant level of net charge-offs, the increased provision for loan losses in 1999 is primarily attributable to the increased volume in loans. There were no nonaccrual loans at December 31, 1999 compared to $93,000 at December 31, 1998. Based on management's evaluations, the allowance for loan losses is adequate to absorb potential losses on existing loans.

         Other income decreased during 1999 by $95,000 or 6.4% compared to an increase of $547,000 or 57.6% during 1998. The major component of other income is service charges on deposit accounts which increased $104,000 during 1999 compared to a decrease of $8,000 during 1998. Changes in service charge income on deposits are primarily due to changes in the volume of deposit transaction accounts and changes in the fee structure for these accounts. During 1999, there was an increase in NSF fees charged by the Bank which resulted in an increase of $83,000 in NSF charges. Other major components of other income are mortgage origination fees, gain on sale of loans and trust fees. During 1999, mortgage origination fees decreased $95,000 due to rising interest rates creating an unfavorable refinance market. Gain on sale of loans, which consist of sales of SBA loans to the secondary market, decreased $179,000. Trust fees increased
$55,000 due to further expansion of the Bank's trust department which was established in 1997. Other operating income increased during 1999 by $21,000 which is the result of increased safe deposit box rentals and other miscellaneous service charges.

         During 1998, the other major components of other income were mortgage origination fees and gain on sale of loans. Mortgage origination fees increased $168,000 due to the growth of the mortgage department and declining interest rates during 1998. Gain on sale of loans increased $247,000 as a result of increased activity on sales of SBA loans. Other operating income increased $83,000 which is the result of increases in other miscellaneous fees as well as increases in cash surrender values on insurance policies owned by the Bank.

         Other expenses of the Company increased $604,000 or 9.4% during 1999 compared to an increase of $1.6 million or 33.4% during 1998. The majority of the increase in 1999 is due to an increase in salaries and employee benefits of $417,000 or 12.1% which is the result of an increase in full-time equivalent employees from 79 in 1998 to 89 in 1999. In addition to base salary increases related to the addition of 10 employees, the Company incurs employee related expenses including social security taxes, insurance benefits, 401(k) profit sharing match contributions, as well as various other employee benefits. Other changes include an increase in equipment and occupancy expenses of $88,000 which is primarily due to increased depreciation and maintenance related to the opening of two branches in the recent years. Other operating expenses increased $99,000 primarily as a result of increased professional fees of $70,000 which were offset by decreases in other real estate owned loss provisions of $196,000. There were no other unusual or significant changes in other expenses as compared to 1998.

         As noted above, other expenses of the Company increased $1.6 million or 33.4% during 1998. The majority of the increase is due to an increase in salaries and employee benefits of $741,000 or 27.2%. Base salaries increased $592,000, related payroll taxes increased $41,000, and group insurance increased $45,000 for the year ended December 31, 1998. A new branch was opened during 1997, the trust department was staffed in 1997, and mortgage department personnel increased with the level of business in 1998. Other changes included an increase in equipment and occupancy expense of $246,000 due to the opening of the two branches. Other operating expenses increased $621,000 primarily as a result of increases in advertising, provision for other real estate owned losses, public relations and legal and professional expenses of $75,000, $229,000, $35,000 and $106,000, respectively.

         Income tax expense increased $361,000 from $753,000 in 1998 to $1,114,000 in 1999. The effective tax rate increased to 33% in 1999 from 31% in 1998.

         Net income increased in 1999 by $599,000 as compared to a decrease of $30,000 for the year ended December 31, 1998. The return on average assets was 1.03% in 1999 compared to 0.93% in 1998. As discussed previously, the increase in net income is attributable to the growth in interest-earning assets.

Business Combination
--------------------

On October 14, 1999, the Company executed an Agreement and Plan of Reorganization with UB&T Financial Services Corporation ("UB&T"), a one-bank holding company located in Rockmart, Georgia. UB&T had consolidated total assets of $49 million as of December 31, 1999. The acquisition was consummated on February 29, 2000. The Company issued approximately 646,803 shares of its common shares in exchange for the outstanding common shares of UB&T. The combination has been accounted for as a pooling of interests.

The following unaudited pro forma data summarizes operating data as if the combination had been consummated on January 1, 1998.

                                         As of and for the year ended
                                                 December 31,
                                       -------------------------------
                                           1999              1998
                                       ------------     --------------
                                            (Dollars in Thousands)
                                       -------------------------------

          Total assets                 $307,954,530     $239,378,083
          Stockholders' equity           21,517,945       20,262,030
          Net income                      2,469,303        1,953,619
          Basic income per share               0.90             0.71
          Diluted income per share             0.86             0.68


SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

         The tables and schedules on the following pages set forth certain financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the securities portfolio; the loan portfolio; including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

TABLE 1 -  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
               INTEREST RATES AND INTEREST DIFFERENTIALS

                                                               1999                                     1998
                                                  ------------------------------------  ------------------------------------
                                                  Average      Income/        Yields/    Average          Income/    Yields/
                                                 Balances<F1>  Expense         Rates     Balances<F1>     Expense    Rates
                                                 --------      --------      ---------  ------------      -------------------
                                                                            (Dollars in Thousands)

Taxable securities                                 31,934        1,927          6.03%       27,192         1,707      6.28%
Nontaxable securities <F5>                          4,137          171          4.13         2,902           130      4.48
Unrealized losses on securities                      (240)        --            --             159           --        --
Federal funds sold                                  4,055          202          4.98        10,601           569      5.37
Loans <F2> <F4>                                   166,624       16,185          9.71       125,769        13,006     10.34
Allowance for loan losses                          (1,953)        --                        (1,644)          --
Cash and due from banks                             7,092         --                         5,653           --
Other assets                                        9,398         --                         9,216           --
                                                  ----------------------                  ----------------------

     Total                                        221,047       18,485                     179,848        15,412
                                                  ======================                  ======================

Total interest-earning assets                     206,750                       8.94%      166,464                    9.26%
                                                  ======================                  ======================

Noninterest-bearing demand                         22,184         --            --          18,913          --         --
Interest-bearing demand & savings                  52,924        1,646          3.11        46,513         1,643      3.53
Time                                              108,674        6,305          5.80        95,388         5,916      6.20
                                                  ----------------------                  ----------------------
     Total deposits                               183,782        7,951                     160,814         7,559
Borrowings                                         19,519          997          5.11         2,437           118      4.84
Other liabilities                                   2,334         --                         2,111          --
Stockholders' equity <F3>                          15,412         --                        14,486          --
                                                  ----------------------                  ----------------------

     Total                                        221,047        8,948                     179,848         7,677
                                                  ======================                  ======================

Total interest-bearing liabilities                179,797                      4.98%       144,338                    5.32%
                                                  ======================                  ======================
Net interest income                                             9,537                                      7,735
                                                                =====                                      =====
Net interest spread                                                            3.96%                                  3.94%
Net yield on average interest-earning assets                                   4.61%                                  4.65%


                                                              1997
                                                 ------------------------------------
                                                 Average      Income/        Yields/
                                                Balances<F1>  Expense         Rates
                                                --------      --------      ---------

Taxable securities                                 23,268       1,504         6.46%
Nontaxable securities <F5>                          1,218          58         4.76
Unrealized losses on securities                      (86)         --           --
Federal funds sold                                 6,048          327         5.41
Loans <F2> <F4>                                  108,203       11,449        10.58
Allowance for loan losses                         (1,271)         --           --
Cash and due from banks                            4,782          --           --
Other assets                                       7,420          --           --
                                                 ------------------------

     Total                                       149,582      13,338
                                                 ========================

Total interest-earning assets                    138,737                      9.61%
                                                 ========================

Noninterest-bearing demand                        14,615          --            --
Interest-bearing demand & savings                 34,845        1,243         3.57
Time                                              83,669        5,221         6.24
                                                 ------------------------
   Total deposits                                 133,129       6,464
Borrowings                                          1,470          67         4.56
Other liabilities                                   1,873         --
Stockholders' equity <F3>                          13,110         --
                                                 ------------------------
     Total                                        149,582       6,531
                                                 ========================

Total interest-bearing liabilities                119,982                     5.44%
                                                 ========================
Net interest income                                             6,807
                                                                ======

Net interest spread                                                           4.17%
Net yield on average interest-earning assets                                  4.91%


<F1>     Average balances were determined using the daily average balances.
<F2>     Average  balances  of loans  include  nonaccrual  loans  and are net of deferred interest and fees.
<F3>     Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders' equity at $(149,000), $94,000, and $(54,000) for 1999, 1998, and 1997, respectively.
<F4>     Interest and fees on loans include $1,487,000, $1,146,000, and $976,000 of loan fee income for the years ended  December  31, 1999,  1998,  and
         1997,   respectively.
<F5>     Yields on nontaxable  securities are not presented on a  tax-equivalent basis.


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


                                                                            Years Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                              1999 to 1998                            1998 to 1997
                                                  ------------------------------------------------------------------------------
                                                           Increase (decrease)                     Increase (decrease)
                                                            due to change in                        due to change in
                                                     Rate         Volume        Total        Rate          Volume        Total
                                                  -----------  ------------ ------------  ------------ ------------  -----------
                                                                             (Dollars in Thousands)
                                                  ------------------------------------------------------------------------------
   Income from interest-earning assets:
      Interest and fees on loans                  $    (734)   $     3,913  $     3,179   $     (265)  $     1,822   $    1,557
      Interest on taxable securities                    (66)           286          220          (43)          246          203
      Interest on nontaxable securities                  (9)            50           41           (3)           75           72
      Interest on Federal funds sold                    (36)         (331)        (367)           (2)          244          242
                                                  -----------  ------------ ------------  ------------ ------------  -----------
             Total interest income                     (845)         3,918        3,073         (313)        2,387        2,074
                                                  -----------  ------------ ------------  ------------ ------------  -----------

   Expense from interest-bearing
      liabilities:
      Interest on interest-bearing demand
        deposits and savings deposits                   (19)            22            3          (16)          416          400
      Interest on time deposits                        (336)           725          389          (33)          728          695
      Interest on other borrowings                        18           861          879             4           47           51
                                                  -----------  ------------ ------------  ------------ ------------  -----------
             Total interest expense                    (337)         1,608        1,271          (45)        1,191        1,146
                                                  -----------  ------------ ------------  ------------ ------------  -----------

             Net interest income                  $    (508)   $     2,310  $     1,802   $     (268)  $     1,196   $      928
                                                  ===========  ============ ============  ============ ============  ===========

ASSET/LIABILITY MANAGEMENT

          The Company's asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

          A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Bank also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit the amount of changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

          Changes in interest rates also affect the Company's liquidity position. The Bank currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

          At December 31, 1999 the Bank's cumulative one year interest rate sensitivity gap ratio was 67%. The Bank's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning assets will reprice during this period at a rate slower than the Company's interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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


                                                                           After
                                                                           Three         After
                                                                          Months       One Year
                                                            Within          But           But
                                                            Three         Within        Within         After
                                                            Months       One Year     Five Years     Five Years      Total
                                                         -------------  ------------  ------------  ------------- -------------
                                                                                (Dollars in Thousands)
                                                         ----------------------------------------------------------------------
Interest-earning assets:
   Interest-bearing deposits                             $        179   $        --   $        --   $         --  $        179
   Federal funds sold                                             120            --            --             --           120
   Securities                                                   4,287           171        32,935          5,279        42,672
   Loans                                                       77,257        37,866        84,409                      199,532
                                                         -------------  ------------  ------------  ------------- -------------

             Total interest earning assets                     81,843        38,037       117,344          5,279       242,503
                                                         -------------  ------------  ------------  ------------- -------------

Interest-bearing liabilities:
   Interest-bearing demand                                     49,962            --            --             --        49,962
   Savings                                                      4,227            --            --             --         4,227
   Time deposits                                               31,353        73,085        18,667             --       123,105
   Federal funds purchased a
      repurchase agreements                                    12,969            --            --             --        12,969
   Other borrowings                                             6,649            51        19,103             --        25,803
                                                         -------------  ------------  ------------  ------------- -------------

             Total interest-bearing liabilities               105,160        73,136        37,770             --       216,066
                                                         -------------  ------------  ------------  ------------- -------------

Interest rate sensitivity gap                            $   (23,317)   $  (35,099)   $    79,574   $      5,279  $     26,437
                                                         =============  ============  ============  ============= =============

Cumulative interest rate sensitivity gap                 $   (23,317)   $  (58,416)   $    21,158   $     26,437
                                                         =============  ============  ============  =============

Interest rate sensitivity gap ratio                              0.78          0.52          3.11             --
                                                         =============  ============  ============  =============

Cumulative interest rate sensitivity gap ratio                   0.78          0.67          1.10           1.12
                                                         =============  ============  ============  =============

         The Company actively manages the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the Bank due to the rate variability and short-term maturities of its earning assets. In particular, approximately 58% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

                              SECURITIES PORTFOLIO

         The carrying value at the dates indicated of securities are as follows:

                                                                                       December 31,
                                                                   -----------------------------------------------------
                                                                          1999               1998              1997
                                                                   -----------------  -----------------  ---------------
                                                                                  (Dollars in Thousands)
                                                                   -----------------------------------------------------

U. S. Treasury and U. S. government agencies and corporations      $         28,199   $         23,691   $       16,960
Mortgage-backed securities                                                    6,248              3,426            5,376
State and municipal securities                                                6,049              3,608            2,173
Equity securities <F1>                                                        2,176                519              396
                                                                   -----------------  -----------------  ---------------
                                                                   $         42,672   $         31,244   $       24,905
                                                                   =================  =================  ===============

<F1>    Equity   securities   consist  of  Federal  Home  Loan  Bank  stock  and
        investments in two de novo banks. For presentation purposes, the equity securities are not included in the maturity table below because it has no contractual maturity date.

Maturities
----------

        The amounts of securities as of December 31, 1999 are shown in the following table according to contractual maturities classified as; (1) one year or less; (2) after one year through five years; (3) after five years through ten years; and (4) after ten years.

                                                               U. S. Treasury
                                                              and Other U. S.
                                                            Government Agencies
                                                             and Corporations               Municipal Securities
                                                                          Yield                               Yield
                                                        Amount            <F1>           Amount            <F1><F2>
                                                       --------        ------------   -----------      -------------
                                                                       (Dollars in Thousands)
                                                       -------------------------------------------------------------
Maturity:
   One year or less                                    $         -            - %     $        -            - %
   After one year through five years                        28,241         6.09            3,119         4.44
   After five years through ten years                          277         5.52            2,930         4.69
   After ten years                                           5,929         6.74                -            -
                                                       ------------                   -----------
                                                       $    34,447         6.20 %     $    6,049         4.56 %
                                                       ============                   ===========

<F1>     Yields were computed using coupon  interest rates,  including  discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.
<F2>     Yields on municipal securities are not stated on a tax-equivalent basis.

                                                       LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

                                                                        December 31,
                                  -----------------------------------------------------------------------------------------
                                        1999              1998               1997              1996              1995
                                  ----------------   ---------------   ---------------  ----------------   ----------------
                                                                   (Dollars in Thousands)
                                  -----------------------------------------------------------------------------------------
Commercial                        $        32,799    $       16,880    $       15,884   $         9,416    $        14,777
Real estate - construction                 47,753            27,200            25,447            16,049              8,839
Real estate - mortgage <F1>                98,736            79,478            66,895            56,278             43,935
Consumer                                   14,932            12,935            10,934             9,935              7,789
Other                                       5,312             1,730             2,050             1,416                776
                                  ----------------   ---------------   ---------------  ----------------   ----------------
                                          199,532           138,223           121,210            93,094             76,116
Less allowance for loan losses            (2,222)           (1,773)           (1,433)           (1,146)            (1,012)
                                  ----------------   ---------------   ---------------  ----------------   ----------------
Net loans                         $       197,310    $      136,450    $      119,777   $        91,948    $        75,104
                                  ================   ===============   ===============  ================   ================

<F1>     Real estate-mortgage loans are net of $19,000, 22,000, $25,000, $40,000 and $15,000 of deferred loan fees for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.


Maturities and Sensitivities to Changes in Interest Rates

         Total loans as of December 31, 1999 are shown in the following table according to remaining maturity of (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                            (Dollars in
                                                             Thousands)
                                                           ---------------
Maturity:
   One year or less                                        $      105,981
   After one year through five years                               82,862
   After five years                                                10,689
                                                           ---------------
                                                           $      199,532
                                                           ===============

         The following table summarizes loans at December 31, 1999 with the due dates after one year for predetermined and floating or adjustable interest rates.

                                                              (Dollars in
                                                               Thousands)
                                                             -------------

Predetermined interest rates                                 $     68,521
Floating or adjustable interest rates                              25,030
                                                             -------------
                                                             $     93,551
                                                             =============

         Records were not available to present the above two tables by individual categories and could not be reconstructed without undue burden or cost to the Company.

Risk Elements

         The following table presents the aggregate of nonperforming loans for the categories indicated.

                                                                                         December 31,
                                                                        ------------------------------------------------------------
                                                                            1999        1998        1997        1996         1995
                                                                        ----------- ----------- ----------- ----------- ------------
                                                                                          (Dollars in Thousands)
                                                                        ------------------------------------------------------------
Loans accounted for on a nonaccrual basis                               $        -  $       93  $        3  $        6  $        11

Loans contractually past due ninety days or more
to interest or principal payments and still
accruing                                                                        76         408         181          60           35

Loans,  the term of which  have been  renegotiated  to  provide a reduction  or deferral of interest or principal because of
deterioration in the financial position of the borrower                          -           -           -           -            -

Loans now current about which there are serious  doubts as to the ability of the borrower to comply with present loan
repayment terms                                                                  -           -           -           -            -

         The reduction in interest income associated with nonaccrual loans as of December 31, 1999 is as follows:

                                                                           (Actual Dollars)

          Interest income that would have been recorded
          on nonaccrual loans under original terms                          $      14,601
                                                                            ==============

          Interest income that was recorded on nonaccrual loans             $      14,601
                                                                             ==============

         As of December 31, 1999 and 1998, management included nonaccrual loans in its definition of impaired loans as determined by Financial Accounting Standards Board Statement Numbers 114 and 118.

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

Commitments and Lines of Credit

         The Company will, in the normal course of business, commit to extend credit in the form of letters of credit or lines of credit. The amount of outstanding loan commitments and letters of credit at December 31, 1999 and 1998 was $49,942,000 and $38,195,000, respectively. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Company uses the same credit and collateral policies for these off balance sheet commitments as it does for financial instruments that are recorded in the financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

                                                                                 December 31,
                                              -----------------------------------------------------------------------------------
                                                    1999            1998             1997             1996             1995
                                              --------------- ---------------  ---------------  --------------- -----------------
                                                                            (Dollars in Thousands)
                                              -----------------------------------------------------------------------------------

Average amount of loans outstanding           $      166,624  $      125,769   $      108,203   $       81,967  $         76,162
                                              =============== ===============  ===============  =============== =================

Balance of allowance for loan losses
   at beginning of year                       $        1,773  $        1,433   $        1,146   $        1,012  $            901
                                              --------------- ---------------  ---------------  --------------- -----------------

Loans charged off:
Real estate                                              (3)            (39)                -                -                 -
Commercial                                              (15)             (6)             (37)             (22)               (5)
Installment                                             (64)            (19)             (48)             (24)             (154)
Credit cards                                             (8)             (6)              (3)              (4)              (10)
                                              --------------- ---------------  ---------------  --------------- -----------------
                                                        (90)            (70)             (88)             (50)             (169)
                                              --------------- ---------------  ---------------  --------------- -----------------

Recoveries of loans previously charged off:
Real estate                                                -               8                -                -                 1
Installment                                               12              13               26               34                 7
Credit cards                                               5               -                -                -                 2
Commercial                                                 2              11                1                -                 -
                                              --------------- ---------------  ---------------  --------------- -----------------
                                                          19              32               27               34                10
                                              --------------- ---------------  ---------------  --------------- -----------------

Net loans charged off during the year                   (71)            (38)             (61)             (16)             (159)
                                              --------------- ---------------  ---------------  --------------- -----------------

Additions to allowance charged
   to expense during year                                520             378              348              150               270
                                              --------------- ---------------  ---------------  --------------- -----------------

Balance of allowance for loan losses
   at end of year                             $        2,222  $        1,773   $        1,433   $        1,146  $          1,012
                                              =============== ===============  ===============  =============== =================

Ratio of net loans charged off during
   the year to average loans
   outstanding                                         0.04%           0.03%            0.06%            0.02%             0.21%
                                              =============== ===============  ===============  =============== =================

         The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                          DECEMBER 31,
                                    1999                  1998                  1997               1996                  1995
                                    -----------------------------------------------------------------------------------------

                                       Percent               Percent               Percent              Percent             Percent
                                      of Loans              of Loans              of Loans             of Loans            of Loans
                                       in Each               in Each               in Each              in Each             in Each
                                      Category              Category              Category             Category            Category
                                      to Total              to Total              to Total             to Total            to Total
                             Amount    Loans     Amount       Loans     Amount      Loans     Amount     Loans   Amount      Loans
                            -------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Commercial and other ...     $  181     19.10%   $  145       13.46%   $  117      14.79     $   94     11.63%  $   83      20.43%
Real estate-construction        299     23.93       239       19.68       193      20.99        154     17.23      136      11.61
Real estate-mortgage ...      1,427     49.49     1,138       57.50       920      55.20        735     60.47      649      57.73
Consumer ...............        315      7.48       251        9.36       203       9.02        163     10.67      144      10.23
                             ------    ------    ------      ------    ------     ------     ------    ------   ------     ------
Total allowance ........     $2,222    100.00%   $1,773      100.00%   $1,433     100.00%    $1,146    100.00%  $1,012     100.00%
                             ======    ======    ======      ======    ======     ======     ======    ======   ======     ======

Allowance for Loan Losses
-------------------------

         The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of trends and possible losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $2,222,000 at December 31, 1999, representing 1.11% of total loans, compared with $1,773,000 at December 31, 1998, which represented 1.28% of total loans. The allowance for loan losses is evaluated and adjusted periodically based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible losses at December 31, 1999.


                                    DEPOSITS

         Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. <F1>

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                      1999                        1998                        1997
                                            --------------------------  -------------------------   --------------------------
                                                 Amount       Rate           Amount       Rate           Amount      Rate
                                            --------------  ----------  --------------  ---------   -----------------------
                                                                    (Dollars in Thousands)
                                            ----------------------------------------------------------------------------------
Noninterest-bearing demand deposits         $      22,184        - %    $      18,913        - %    $      14,615        - %
Interest-bearing demand and
   savings deposits                                52,924     3.11             46,513     3.53             34,845     3.57
Time deposits                                     108,674     5.80             95,388     6.20             83,669     6.24
                                            --------------              --------------              --------------
Total deposits                              $     183,782               $     160,814               $     133,129
                                            ==============              ==============              ==============

<F1>     Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                (Dollars in
                                                                Thousands)
                                                              --------------

           Three months or less                               $       3,645
           Over three through six months                             10,982
           Over six through twelve months                            14,422
           Over  twelve months                                        2,583
                                                              --------------
                        Total                                 $      31,632
                                                              ==============

                           RETURN ON EQUITY AND ASSETS

         The following rate of return information for the periods indicated is presented below.

                                                     Year Ended December 31,
                                                -------------------------------
                                                  1999       1998        1997
                                                --------   --------    --------

           Return on assets <F1>                  1.03 %      0.93 %     1.14 %
           Return on equity <F2>                 14.74       11.55      12.99
           Dividend payout ratio <F3>            24.75       21.33      22.22
           Equity to assets ratio <F4>            6.97        8.05       8.76
[FN]

<F1>     Net income divided by average total assets.
<F2>     Net income divided by average equity.
<F3>     Dividends declared per share divided by diluted earnings per share.
<F4>     Average equity divided by average total assets.

                              SHORT TERM BORROWINGS

Other Borrowings
----------------

         As part of our operating strategy, we have utilized Federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing Federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which have no stated maturities, except for certificates of deposit, which are interest rate sensitive and which are subject to withdrawal from us at any time. At December 31, 1999, we had $12,969,000 in outstanding Federal funds purchased and securities sold under repurchase agreements.

         The following table sets forth certain information regarding Federal funds purchased and securities sold under repurchase agreements at or for the years ended on the dates indicated:

                                                                       At or For the Year Ended
                                                                             December 31,
                                                                 ------------------------------------
                                                                    1999         1998          1997
                                                                 ---------    ---------     ---------
                                                                        (Dollars in Thousands)
Average balance outstanding                                      $   7,261    $   1,804     $     729
Maximum amount outstanding at any month-end during the year         13,859        4,203         1,226
Balance outstanding at end of year                                  12,969        1,235           362
Weighted average interest rate during year                           4.65%        4.70%         3.72%
Weighted average interest rate at end of year                        5.25%        3.94%         4.08%

Year 2000
---------

         Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve Year 2000 problems that may arise in the future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The  financial   statements  and  the  independent   auditor's   report
identified in Item 13(a) are included in this report beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable



                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The information set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement used in connection with the Company's 2000 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in
the  Proxy   Statement  used  in  connection  with  the  Company's  2000  Annual
Shareholders meeting is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement used in connection with the Company's 2000 Annual Shareholders meeting is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption  "Certain  Transactions" in
the  Proxy   Statement  used  in  connection  with  the  Company's  2000  Annual
Shareholders meeting is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

         (a)      Contents:

              1.  Consolidated financial statements:
                  ----------------------------------

                  The following financial statements and notes thereto of the Registrant are incorporated by reference into Item 7 of this report:

                         G B & T Bancshares, Inc. and Subsidiary:

                  (i)      Consolidated  Balance  Sheets - December 31, 1999 and
                           1998

                  (ii) Consolidated Statements of Income - Years Ended December 31, 1999 and 1998

                  (iii) Consolidated Statements of Comprehensive Income - Years Ended December 31, 1999 and 1998

                  (iv) Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999 and 1998

                  (v) Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and 1998

                  (vi)     Notes to Consolidated Financial Statements

              2.  Financial statement schedules:
                  ------------------------------

                         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b)      Reports of Form 8-K:

                  The Company did not file a report on Form 8-K during the last quarter of 1999.

         (c)      Exhibits:

                 Exhibit
                   No.                Description
                 -------              -----------

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

                  10.1 Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registration's Registration Statement on Form S-3, filed on September 24, 1998).

                  21.1     Subsidiary of the Registrant.

                  23.1     Consent of Mauldin & Jenkins, LLC.

                  27.1     Financial Data Schedule (for SEC use only).

                              GB&T BANCSHARES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                          Page
                                                                          ----

INDEPENDENT AUDITOR'S REPORT..............................................F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheets..........................................F-3
     Consolidated statements of income....................................F-4
     Consolidated statements of comprehensive income......................F-5
     Consolidated statements of stockholders' equity......................F-6
     Consolidated statements of cash flows..........................F-7 and 8
     Notes to consolidated financial statements........................F-9-32

                          INDEPENDENT AUDITOR'S REPORT


--------------------------------------------------------------------------------

To the Board of Directors
GB&T Bancshares, Inc. and Subsidiary
Gainesville, Georgia


            We have audited the accompanying consolidated balance sheets of GB&T BANCSHARES, INC. AND SUBSIDIARY as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   /s/ MAULDIN & JENKINS, LLC





Atlanta, Georgia
January 27, 2000, except Note 18 as to which the date is February 29, 2000

                                    GB&T BANCSHARES, INC.
                                        AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1999 AND 1998

============================================================================================


                                   Assets                         1999               1998
                                   ------                    -------------      ------------

Cash and due from banks                                      $   8,151,398      $  9,406,508
Interest-bearing deposits in banks                                 178,692           254,060
Federal funds sold                                                 120,000         9,693,000
Securities available-for-sale                                   42,671,733        31,244,047

Loans                                                          199,532,147       138,223,283
Less allowance for loan losses                                   2,221,668         1,773,187
                                                             -------------      ------------
          Loans, net                                           197,310,479       136,450,096
                                                             -------------      ------------

Premises and equipment                                           5,014,677         4,521,824
Other assets                                                     5,312,970         4,592,051
                                                             -------------      ------------

          Total assets                                       $ 258,759,949      $196,161,586
                                                             =============      ============


                    Liabilities and Stockholders' Equity
                    ------------------------------------

Deposits
    Noninterest-bearing demand                               $  23,156,982      $ 25,374,358
    Interest-bearing demand                                     49,961,823        48,739,521
    Savings                                                      4,226,941         3,814,887
    Time, $100,000 and over                                     31,631,761        20,354,310
    Other time                                                  91,473,778        78,164,269
                                                             -------------      ------------
          Total deposits                                       200,451,285       176,447,345
                                                             -------------      ------------

Federal funds purchased and securities
   sold under repurchase agreements                             12,969,374         1,234,984
Other borrowings                                                25,802,903         1,182,800
Other liabilities                                                2,929,031         1,990,794
                                                             -------------      ------------
          Total liabilities                                    242,152,593       180,855,923
                                                             -------------      ------------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
    Common stock, par value $5; 10,000,000 shares
        authorized, 2,117,146 and 2,099,148 shares
        issued and outstanding, respectively                    10,585,730        10,495,740
    Capital surplus                                                339,260            64,559
    Retained earnings                                            6,338,685         4,594,107
    Accumulated other comprehensive income (loss)                 (656,319)          151,257
                                                             -------------      ------------

          Total stockholders' equity                            16,607,356        15,305,663
                                                             -------------      ------------

          Total liabilities and stockholders' equity         $ 258,759,949      $196,161,586
                                                             =============      ============


See Notes to Consolidated Financial Statements

                                     GB&T BANCSHARES, INC.
                                         AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF INCOME
                             YEARS ENDED DECEMBER 31, 1999 AND 1998

==============================================================================================

                                                                      1999             1998
                                                                 ------------      -----------
Interest income
    Loans                                                        $ 16,185,164      $13,006,457
    Taxable securities                                              1,895,120        1,686,437
    Nontaxable securities                                             170,530          129,773
    Federal funds sold                                                202,546          568,761
    Deposits in banks                                                  32,066           20,849
                                                                 ------------      -----------
          Total interest income                                    18,485,426       15,412,277
                                                                 ------------      -----------

Interest expense
    Deposits                                                        7,950,951        7,558,396
    Federal funds purchased, securities sold under repurchase
       agreements, and other borrowings                               997,470          118,361
                                                                 ------------      -----------
          Total interest expense                                    8,948,421        7,676,757
                                                                 ------------      -----------

          Net interest income                                       9,537,005        7,735,520
PROVISION FOR LOAN LOSSES                                             520,000          378,000
                                                                 ------------      -----------
          Net interest income after provision
              for loan losses                                       9,017,005        7,357,520
                                                                 ------------      -----------

Other income
    Service charges on deposit accounts                               676,536          572,851
    Other service charges and fees                                     24,040           22,525
    Security transactions, net                                         (2,071)            --
    Mortgage origination fees                                         209,974          304,754
    Gain on sale of loans                                              96,661          276,001
    Trust fees                                                        100,108           45,484
    Other operating income                                            295,498          274,354
                                                                 ------------      -----------
          Total other income                                        1,400,746        1,495,969
                                                                 ------------      -----------

Other expense
    Salaries and employee benefits                                  3,881,186        3,463,700
    Equipment expenses                                                623,055          536,337
    Occupancy expenses                                                488,982          487,799
    Other operating expenses                                        2,039,280        1,940,201
                                                                 ------------      -----------
          Total other expenses                                      7,032,503        6,428,037
                                                                 ------------      -----------

          Income before income taxes                                3,385,248        2,425,452

Income tax expense                                                  1,113,652          752,517
                                                                 ------------      -----------

          Net income                                             $  2,271,596      $ 1,672,935
                                                                 ============      ===========

Basic earnings per share                                         $       1.08      $      0.80
                                                                 ============      ===========

Diluted earnings per share                                       $       1.01      $      0.75
                                                                 ============      ===========



See Notes to Consolidated Financial Statements.

                                           GB&T BANCSHARES, INC.
                                              AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  YEARS ENDED DECEMBER 31, 1999 AND 1998

=========================================================================================================

                                                                                 1999             1998
                                                                              -----------      ----------
Net income                                                                    $ 2,271,596      $1,672,935
                                                                              -----------      ----------

Other comprehensive income (loss):

        Unrealized holding gains (losses) arising during period,
            net of tax (benefits) of $(495,670) and $56,122, respectively        (808,943)         91,567

         Reclassification adjustment for losses realized
            in net income, net of benefit of $704                                   1,367            --

                                                                              -----------      ----------
Other comprehensive income (loss)                                                (807,576)         91,567
                                                                              -----------      ----------

Comprehensive income                                                          $ 1,464,020      $1,764,502
                                                                              ===========      ==========




See Notes to Consolidated Financial Statements.

                                                      GB&T BANCSHARES, INC.
                                                         AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED DECEMBER 31, 1999 AND 1998

===============================================================================================================================


                                                                                                Accumulated
                                    Common Stock                                                    Other
                              ---------------------------        Capital         Retained       Comprehensive    Stockholders'
                                Shares      Par Value            Surplus         Earnings        Income (Loss)     Equity
                              ----------  ----------------  ---------------- ----------------  --------------  ----------------

Balance, December 31, 1997    1,676,160     $   8,380,800    $    2,002,750    $   3,357,703    $     59,690    $   13,800,943
    Net income                        -                 -                 -        1,672,935               -         1,672,935
    Options exercised                13                65                75                -               -               140
    Stock dividend              419,011         2,095,055       (2,002,750)         (92,920)               -             (615)
    Dividends reinvested          3,964            19,820            64,484                -               -            84,304
    Dividends declared,
        $.16 per share                -                 -                 -        (343,611)               -         (343,611)
    Other comprehensive               -                 -                 -                -          91,567            91,567
       income
                              ---------     -------------    --------------    -------------    ------------    --------------
Balance, December 31, 1998    2,099,148        10,495,740            64,559        4,594,107         151,257        15,305,663
    Net income                        -                 -                 -        2,271,596               -         2,271,596
    Options exercised             3,970            19,850             6,526                -               -            26,376
    Dividends reinvested         14,028            70,140           268,175                -               -           338,315
    Dividends declared,
        $.25 per share                -                 -                 -        (527,018)               -         (527,018)
    Other comprehensive loss          -                 -                 -                -       (807,576)         (807,576)
                              ---------     -------------    --------------    -------------    ------------    --------------
Balance, December 31, 1999    2,117,146     $  10,585,730    $      339,260    $   6,338,685    $  (656,319)    $   16,607,356
                              =========     =============    ==============    =============    ===========     ==============


See Notes to Consolidated Financial Statements.

                                      GB&T BANCSHARES, INC.
                                          AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1999 AND 1998

================================================================================================

                                                                      1999              1998
                                                                  ------------      ------------
OPERATING ACTIVITIES
    Net income                                                    $  2,271,596      $  1,672,935
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                                   449,043           411,359
        Provision for loan losses                                      520,000           378,000
        Provision for other real estate owned                           92,954           289,000
        Loss on sale of securities available-for-sale                    2,071              --
        Loss on sale of other real estate owned                          7,326             8,224
        Deferred income taxes                                         (238,496)         (246,827)
        Increase in interest receivable                               (279,554)          (55,285)
        Increase (decrease) in interest payable                        908,274          (208,447)
        Other operating activities                                      47,047          (297,339)
                                                                  ------------      ------------

           Net cash provided by operating activities                 3,780,261         1,951,620
                                                                  ------------      ------------

INVESTING ACTIVITIES
    Decrease in interest-bearing deposits in banks                      75,368            84,606
    Purchases of securities available-for-sale                     (30,413,281)      (21,551,745)
    Proceeds from maturities of securities available-for-sale       15,130,665        14,460,252
    Proceeds from sales of securities available-for-sale             2,550,318           900,000
    Net decrease in Federal funds sold                               9,573,000           832,000
    Net increase in loans                                          (61,543,476)      (17,783,403)
    Purchase of premises and equipment                                (941,896)         (601,946)
    Proceeds from sale of other real estate owned                      337,825           462,421
                                                                  ------------      ------------

           Net cash used in investing activities                   (65,231,477)      (23,197,815)
                                                                  ------------      ------------

FINANCING ACTIVITIES
    Net increase in deposits                                        24,003,940        20,836,359
    Net increase in Federal funds purchased and
       securities sold under repurchase agreements                  11,734,390           872,784
    Net increase in other borrowings                                24,620,103           115,370
    Stock options exercised                                             26,376               140
    Dividends reinvested                                               338,315            84,304
    Dividends paid                                                    (527,018)         (344,226)
                                                                  ------------      ------------

         Net cash provided by financing activities                  60,196,106        21,564,731
                                                                  ------------      ------------

                                      GB&T BANCSHARES, INC.
                                          AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1999 AND 1998

================================================================================================


                                                                      1999              1998
                                                                  ------------      ------------

Net increase (decrease) in cash and due from banks                 $(1,255,110)      $   318,536

Cash and due from banks at beginning of year                         9,406,508         9,087,972
                                                                   -----------       -----------

Cash and due from banks at end of year                             $ 8,151,398       $ 9,406,508
                                                                   ===========       ===========


SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                                   $ 8,040,147       $ 7,885,204

        Income taxes                                               $ 1,282,000       $   968,718

NONCASH TRANSACTIONS
    Unrealized (gains) losses on securities
        available-for-sale                                         $ 1,302,544       $  (147,689)

    Principal balances of loans transferred to other
        real estate                                                $   163,093       $   732,385


See Notes to Consolidated Financial Statements

                              GB&T BANCSHARES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

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

Basis of Presentation
---------------------

The consolidated  financial  statements  include the accounts of the Company and
its  subsidiary.   Significant   intercompany   transactions  and  accounts  are
eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

Cash and Due From Banks
-----------------------

Cash on hand, cash items in process of collection and amounts due from banks are included in cash and due from banks.

The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

Securities
----------

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. All other securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income. Equity securities without a readily determinable fair value are classified as available-for-sale securities and recorded at cost.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities (Continued)


Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

Loans
-----

Loans are reported at their outstanding principal balance less unearned income and the allowance for loan losses. Interest income on loans is accrued based on the principal balance outstanding.

Loan origination fees and costs incurred in origination of loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans (Continued)

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Other Real Estate Owned
-----------------------

Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustments to the value are recorded in current income from operations. The carrying amount of other real estate owned at December 31, 1999 and 1998 was $293,887 and $569,900, respectively.

Premises and Equipment
----------------------

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

Sale of Loans
-------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

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

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.


Earnings Per Share
------------------

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards ("SFAS") No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Developments
-------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Reclassifications
-----------------

Certain balance sheet and income statement items for the year ended December 31, 1998 have been reclassified, with no effect to total assets and net income, to be consistent with classifications adopted for the year ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                GROSS            GROSS
                                              AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                                 COST           GAINS            LOSSES            VALUE
                                             -----------     -----------      ------------      -----------
          Securities Available-for-Sale
          December 31, 1999:
          U. S. Government and agency
          securities                         $29,130,958     $      --        $   (932,508)     $28,198,450
          State and municipal securities       6,113,804           3,247           (67,929)       6,049,122
          Mortgage-backed securities           6,309,110           1,261           (62,650)       6,247,721
          Equity securities                    2,176,440            --                --          2,176,440
                                             -----------     -----------      ------------      -----------
                                             $43,730,312     $     4,508      $ (1,063,087)     $42,671,733
                                             ===========     ===========      ============      ===========

          December 31, 1998:
          U. S. Government and agency
          securities                         $23,559,084     $   160,353      $    (28,611)     $23,690,826
          State and municipal securities       3,512,190          96,111              (284)       3,608,017
          Mortgage-backed securities           3,409,908          33,993           (17,597)       3,426,304
          Equity securities                     518,900            --                --            518,900
                                             -----------     -----------      ------------      -----------
                                             $31,000,082     $   290,457      $    (46,492)     $31,244,047
                                             ===========     ===========      ============      ===========

The amortized cost and fair value of securities as of December 31, 1999 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.

                                              SECURITIES AVAILABLE-FOR-SALE
                                              -----------------------------
                                                AMORTIZED         FAIR
                                                  COST            VALUE
                                               -----------     -----------
          Due within one year                  $   500,000     $   480,965
          Due from one year to five years       31,794,819      30,883,089
          Due from five years to ten years       2,949,943       2,933,518
          Mortgage-backed securities             6,309,110       6,247,721
          Equity securities                      2,176,440       2,176,440
                                               -----------     -----------
                                               $43,730,312     $42,721,733
                                               ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 2.  SECURITIES (CONTINUED)

Securities with a carrying value of $17,303,768 and $7,332,475 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

Gross realized gains (losses) on securities available-for-sale were $8,177 and $(10,248), respectively, for the year ended December 31, 1999. There were no sales of securities for the year ended December 31, 1998.


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                   DECEMBER 31,
                                         --------------------------------
                                              1999                1998
                                         -------------      -------------
          Commercial                     $  32,799,000      $  16,880,000
          Real estate - construction        47,753,000         27,200,000
          Real estate - mortgage            98,755,000         79,500,000
          Consumer                          14,932,000         12,935,000
          Other                              5,312,441          1,730,166
                                         -------------      -------------
                                           199,551,441        138,245,166
          Unearned income                      (19,294)           (21,883)
          Allowance for loan losses         (2,221,668)        (1,773,187)
                                         -------------      -------------
          Loans, net                     $ 197,310,479      $ 136,450,096
                                         =============      =============

Changes in the allowance for loan losses are as follows:

                                           YEAR ENDED DECEMBER 31,
                                         ----------------------------
                                             1999             1998
                                         -----------      -----------

          Balance, beginning of year     $ 1,773,187      $ 1,432,957
          Provision for loan losses          520,000          378,000
          Loans charged off                  (91,251)         (69,015)
          Recoveries                          19,732           31,245
                                         -----------      -----------
          Balance, end of year           $ 2,221,668      $ 1,773,187
                                         ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The total recorded investment in impaired loans was $-- and $92,804 at December 31, 1999 and 1998, respectively. There were no impaired loans at December 31, 1998 which had a specific reserve determined in accordance with generally accepted accounting principles. The average recorded investment in impaired loans for 1999 and 1998 was $51,952 and $262,938, respectively. Interest income of $-- and $9,873 was recognized on impaired loans for the years ended December 1999 and 1998.

The Company has granted loans to certain related parties, including executive officers, directors and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

          Balance, beginning of year     $ 3,644,303
          Advances                         4,370,775
          Repayments                      (3,519,185)
                                         -----------
          Balance, end of yeaR           $ 4,495,893
                                         ===========


NOTE 4.  PREMISES AND EQUIPMENT

             Premises and equipment are summarized as follows:

                                                                          DECEMBER 31,
                                                                 ----------------------------
                                                                     1999             1998
                                                                 -----------      -----------
          Land                                                   $ 1,139,409      $   770,228
          Buildings                                                1,384,396        1,348,871
          Leasehold improvements                                   1,698,040        1,698,040
          Furniture and equipment                                  3,728,829        3,006,264
          Computer installation and construction in progress          28,200          215,720
                                                                 -----------      -----------
                                                                   7,978,874        7,039,123
          Accumulated depreciation                                (2,964,197)      (2,517,299)
                                                                 -----------      -----------
                                                                 $ 5,014,677      $ 4,521,824
                                                                 ===========      ===========

At December 31, 1999, the Company's 50% interest in the main office banking facility with a carrying value (including land) of $1,662,330 was pledged to a bank to secure a $877,000 borrowing of a director who is the owner of the remaining 50% interest in the building.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 4.  PREMISES AND EQUIPMENT (CONTINUED)

At December 31, 1999, computer installation and construction in progress consisted of costs incurred in constructing a new branch and installing an Internet banking system. At December 31, 1998, in progress items consisted of equipment related to a new imaging system and network. Total estimated costs to complete the computer installation and construction project as of December 31, 1999 were approximately $1,259,000.


NOTE 5.  DEPOSITS

Aggregate maturities of time deposits at December 31, 1999 are as follows:

                      2000          $104,439,303
                      2001            12,820,658
                      2002             3,521,967
                      2003             2,323,611
                                    ------------
                                    $123,105,539
                                    ============

At December 31, 1999, the Company had brokered time deposits of approximately $5,484,000.


NOTE 6.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company monitors the fair value of the underlying securities on a daily basis.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 7.  OTHER BORROWINGS

              Other borrowings consist of the following:

                                                                                     DECEMBER 31,
                                                                            --------------------------
                                                                               1999            1998
                                                                            -----------     ----------

          FHLB advance, interest payable  semi-annually at 6.33%,           $   154,286     $  205,714
          principal due in semi-annual instalments of $25,714
          Advance matures on November 13, 2002.  Advances
          are secured by securities with a carrying value of $497,655
          FHLB advance, interest payable quarterly at 5.98%, principal        6,000,000           --
          due at maturity.  Advance matures on January 31, 2000
          FHLB advance, interest payable quarterly at the three month         5,000,000           --
          LIBOR rate plus six basis points, principal due at maturity
          Advance matures on August 13, 2001
          FHLB advance, interest payable quarterly at 5.715%, principal       4,000,000           --
          due at maturity.  Advance matures on July 30, 2004
          FHLB advance, interest payable quarterly at 5.26%, principal       10,000,000           --
          due at maturity.  Advance matures on April 21, 2009
          Treasury, tax and loan note option account due on demand,             648,617        977,086
          bearing interest equal to the 90 day Treasury bill rate
                                                                            -----------     ----------
                                                                            $25,802,903     $1,182,800
                                                                            ===========     ==========

Aggregate maturities of other borrowings as of December 31, 1999 are as follows:

                2000               $ 6,700,045
                2001                 5,051,429
                2002                    51,429
                2003                     --
                2004                 4,000,000
                Thereafter          10,000,000
                                   -----------
                                   $25,802,903
                                   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 8.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $117,539 and $69,154 for the years ended December 31, 1999 and 1998, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan providing for death and retirement benefits for certain officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the officers. Accrued deferred compensation of $65,730 and $33,456 is included in other liabilities as of December 31, 1999 and 1998, respectively. Cash surrender values of $1,762,666 and $1,680,562 on the insurance policies is included in other assets at December 31, 1999 and 1998, respectively.

Dividend Reinvestment and Share Purchase Plan

In 1998, the Company adopted a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments which will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Company. For the years ended December 31, 1999 and 1998, 14,028 and 3,964 shares were purchased under the plan, respectively.


NOTE 9.  LEASES

The Company leases its main office banking facility under a noncancelable operating lease agreement from 400 Church Street Properties, a partnership that is 50% owned by the Bank and 50% owned by a director. The lease had an initial lease term of 10 years with four five-year renewal options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------



NOTE 9.  LEASES (CONTINUED)

The Company also leases its Thompson Bridge and East Hall branches under noncancelable operating leases with initial lease terms of 5 years with three five year renewal options, and its Dawsonville Highway branch under a noncancelable operating lease with an initial term of 10 years with three five-year renewal options.

Rental expense under all operating leases amounted to $372,159 and $364,470, for the years ended December 31, 1999 and 1998, respectively.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

                             2000                    $  393,050
                             2001                       360,132
                             2002                       325,695
                             2003                       331,765
                             2004                       332,632
                             Thereafter                 166,211
                                                     ----------
                                                     $1,909,485
                                                     ==========


NOTE 10. STOCK OPTIONS

The Company has a 1992 stock option plan for key employees. Option prices reflect the fair market value of the Company's common stock on the dates the options are granted. These options expire five years from the grant date.

In 1997, the Board of Directors approved a stock option plan reserving 325,000 shares of common stock for the granting of options to directors, officers, and employees. Option prices reflect the fair market value of the Company's common stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 10. STOCK OPTIONS (CONTINUED)

                                                                             1999                       1998
                                                                 ---------------------------  -------------------------
                                                                                 Weighted-                     Weighted-
                                                                                  Average                      Average
                                                                                  Exercise                     Exercise
                                                                   Number          Price        Number          Price
                                                                 --------        ---------    ---------       ---------

                    Under option, beginning of year               264,612        $   10.64     270,250        $   10.38
                       Granted                                      8,000            23.00        --
                       Exercised                                   (3,970)            6.64         (13)           10.80
                       Terminated                                    (775)           13.95      (5,625)            9.02
                                                                  -------                      -------
                    Under option, end of year                     267,867            11.06     264,612            10.64
                                                                  =======                      =======

                    Options exercisable at year-end               103,426        $   10.68      80,163        $   10.70
                    Weighted-average fair value of options
                       granted during the year                                   $    8.37                    $    --

Information pertaining to options outstanding at December 31, 1999 is as follows:

                                                        Options Outstanding                  Options Exercisable
                                               --------------------------------------   ----------------------------
                                                             Weighted-
                                                             Average        Weighted-                     Weighted-
                                                            Remaining       Average                       Average
          Range of                            Number       Contractual      Exercise        Number        Exercise
          Exercise Prices                  Outstanding        Life           Price       Exercisable       Price
          ---------------------------      -----------  ---------------  -------------  ------------- ---------------
          $6.40 - $8.40                        8,500        1.7 years     $    7.81          4,050     $    7.61
          $ 10.80                            251,567        7.8 years         10.80         99,376         10.80
          $ 23.00                              7,800        9.1 years         23.00           --             --
                                             -------                                       -------
          Outstanding at end of year         267,867        7.6 years     $   11.06        103,426    $
                                             =======                                       =======

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 10. STOCK OPTIONS (CONTINUED)

                                                                            Years Ended December 31,
                                                                     ---------------------------------------
                                                                       1999                   1998
                                                                     ---------------------------------------
                                                                     (In thousands, except per share data)

                    Net income           As reported                 $ 2,272                $ 1,673
                                         Pro forma                   $ 2,218                $ 1,619

                    Earnings per share   As reported                 $ 1.08                 $ 0.80
                                         Pro forma                   $ 1.05                 $ 0.77

                    Earnings per share - As reported                 $ 1.01                 $ 0.75
                      assuming dilution  Pro forma                   $ 0.99                 $ 0.73

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                        Year Ended December 31,
                                                     ---------------------------
                                                                  1999
                                                     ---------------------------
                       Dividend yield                            .38%
                       Expected life                             10 years
                       Expected volatility                       6.37%
                       Risk-free interest rate                   6.86%


NOTE 11. INCOME TAXES

                  The components of income tax expense are as follows:

                                         YEAR ENDED DECEMBER 31,
                                       --------------------------
                                           1999            1998
                                       -----------      ---------

                Current                $ 1,352,148      $ 999,344
                Deferred                  (238,496)      (246,827)
                                       -----------      ---------
                Income tax expense     $ 1,113,652      $ 752,517
                                       ===========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 11. INCOME TAXES (CONTINUED)

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                            Year Ended December 31,
                                              --------------------------------------------------
                                                        1999                       1998
                                              -----------------------    ----------------------
                                                 Amount       Percent      Amount       Percent
                                                 ------       -------      ------       -------


          Tax provision at statutory rate     $ 1,150,985       34 %     $ 824,654       34 %
          Tax-exempt interest                     (57,914)      (2)        (43,618)       (2)
          Disallowed interest                      10,474        1           8,313        --
          Life insurance                          (27,527)      (2)        (26,745)       (1)
          State income taxes                       30,357        1           5,594        --
          Merger expenses                           8,500        1            --          --
          Other                                    (1,223)     --          (15,681)       --
                                              -----------      -----     ---------      -----
          Income tax expense                  $ 1,113,652       33 %     $ 752,517       31 %
                                              ==========      ======     =========      =====


The components of deferred income taxes are as follows:

                                                                 1999          1998
                                                              ----------     --------
                      Deferred tax assets:
                      Loan loss reserves                      $  760,527     $593,575
                      Other real estate write-down               159,272      141,568
                      Deferred compensation                       42,702         --
                      Organizational expenses                     11,096         --
                      Securities available-for-sale              402,260         --
                      Other                                        1,154        1,153
                                                              ----------     --------
                                                               1,377,011      736,296
                                                              ----------     --------

                      Deferred tax liabilities:
                      Depreciation                                87,479       83,122
                      Accretion of discount on securities          1,133        5,531
                      Securities available-for-sale                 --         92,706
                                                              ----------     --------
                                                                  88,612      181,359
                                                              ----------     --------

                      Net deferred tax assets                 $1,288,399     $554,937
                                                              ==========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 12. EARNINGS PER SHARE

                  Presented below is a summary of the components used to calculate basic and diluted earnings per share for the years ended December 31, 1999 and 1998.

                                                                       YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                        1999            1998
                                                                     -----------     ----------

                   Basic Earnings Per Share:
                   Weighted average common shares outstanding        $ 2,110,389     $2,095,661
                                                                     ===========     ==========

                   Net income                                        $ 2,271,596     $1,672,935
                                                                     ===========     ==========

                   Basic earnings per share                          $      1.08     $     0.80
                                                                     ===========     ==========

                   Diluted Earnings Per Share:
                   Weighted average common shares outstanding        $ 2,110,389     $2,095,661
                   Net effect of the assumed exercise of stock
                      options based on the treasury stock method
                      using average market prices for the year           128,777        127,937
                                                                     -----------     ----------
                   Total weighted average common shares and
                      common stock equivalents outstanding             2,239,166      2,223,598
                                                                     ===========     ==========

                   Net income                                        $ 2,271,596     $1,672,935
                                                                     ===========     ==========

                   Diluted earnings per share                        $      1.01     $     0.75
                                                                     ===========     ==========


NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

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


NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                        December 31,
                                                ---------------------------
                                                     1999           1998
                                                -----------     -----------
               Commitments to extend credit     $43,985,000     $32,552,000
               Standby letters of credit          1,941,872       2,257,348
               Credit card commitments            4,015,000       3,386,000
                                                -----------     -----------
                                                $49,941,872     $38,195,348
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 14. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential and consumer loans to customers in Hall County and surrounding counties. The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local and metropolitan Atlanta, Georgia economies.

Seventy-three percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,096,000.


NOTE 15. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $1,192,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



------------------------------------------------------------------------------


NOTE 15. REGULATORY MATTERS (CONTINUED)

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                            To be Well
                                                                                     For Capital         Capitalized Under
                                                                                      Adequacy           Prompt Corrective
                                                              Actual                  Purposes           Action Provisions
                                                     -------------------------  ---------------------   -------------------
                                                      Amount         Ratio       Amount       Ratio     Amount        Ratio
                                                     --------       ------      --------      -------   ------        -----
                                                                                 (Dollars in Thousands)
                                                     ----------------------------------------------------------------------
         As of December 31, 1999:
         Total Capital (to Risk Weighted Assets):
         Consolidated                                $ 19,486       9.73%       $ 16,025      8%        $N/A          N/A
         Bank                                        $ 18,420       8.95%       $ 16,465      8%        $20,581       10%
         Tier I Capital (to Risk Weighted Assets):
         Consolidated                                $ 17,264       8.62%       $ 8,012       4%        $N/A          N/A
         Bank                                        $ 16,198       7.87%       $ 8,233       4%        $12,349       6%
         Tier I Capital (to Average Assets):
         Consolidated                                $ 17,264       6.84%       $ 10,103      4%        $N/A          N/A
         Bank                                        $ 16,198       6.44%       $ 10,061      4%        $12,576       5%

         As of December 31, 1998:
         Total Capital (to Risk Weighted Assets):
         Consolidated                                $ 16,928       11.76%      $ 11,516      8%        $N/A          N/A
         Bank                                        $ 16,421       11.42%      $ 11,505      8%        $14,381       10%
         Tier I Capital (to Risk Weighted Assets):
         Consolidated                                $ 15,154       10.52%      $ 5,762       4%        $N/A          N/A
         Bank                                        $ 14,648       10.19%      $ 5,753       4%        $8,629        6%
         Tier I Capital (to Average Assets):
         Consolidated                                $ 15,154       7.89%       $ 7,683       4%        $N/A          N/A
         Bank                                        $ 14,648       7.65%       $ 7,662       4%        $9,578        5%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-------------------------------------------------------------------------------


NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash, Due From Banks, Interest-bearing Deposits in Banks and Federal Funds
--------------------------------------------------------------------------
Sold:
-----

The carrying amounts of cash, due from banks, interest-bearing deposits in banks and Federal funds sold approximate their fair value.

Securities:
----------

Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans:
-----

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

Deposits:
--------

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Federal Funds Purchased, Repurchase Agreements, and Other Borrowings:
---------------------------------------------------------------------

The fair values of the Company's fixed rate other borrowings are estimated using discounted cash flow models based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of all other variable rate borrowings, Federal funds purchased, and securities sold under repurchase agreements approximate their fair values.

Accrued Interest:
-----------------

The carrying amounts of accrued interest approximate their fair values.

Off-balance Sheet Instruments:
------------------------------

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

The carrying amounts and estimated fair value of the Company's financial instruments were as follows:

                                             DECEMBER 31, 1999                  DECEMBER 31, 1998
                                       -----------------------------     -----------------------------
                                         CARRYING          FAIR            CARRYING          FAIR
                                          AMOUNT           VALUE            AMOUNT           VALUE
                                       ------------     ------------     -----------      ------------
   Financial assets:
   Cash, due from banks, interest-
   bearing deposits in banks
   and Federal funds sold              $  8,450,090     $  8,450,090     $ 19,353,568     $ 19,353,568
   Securities                            42,671,733       42,671,733       31,244,047       31,244,047
   Loans                                197,310,479      198,933,071      136,450,096      138,403,535
   Accrued interest receivable            1,611,542        1,611,542        1,331,988        1,331,988

   Financial liabilities:
   Deposits                             200,451,285      201,181,168      176,447,345      176,953,478
   Federal funds purchased and
   securities sold under
   repurchase agreements                 12,969,374       12,969,374        1,234,984        1,234,984
   Other borrowings                      25,802,903       24,544,401        1,182,800        1,185,985
   Accrued interest payable               2,567,373        2,567,373        1,659,099        1,659,099

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 17. STOCK DIVIDEND

On August 29, 1998, the Company effected a five-for-four stock split in the form of a stock dividend. Stockholders of record as of August 31, 1998 received one additional share of common stock for every four shares they owned. Share and per share data for all periods presented herein have been adjusted to give effect to the split.


NOTE 18. BUSINESS COMBINATIONS

On April 24, 1998, GB&T Bancshares, Inc. acquired all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of $5 par value common stock. The acquisition was accounted for as a pooling of interests, and, accordingly, all prior financial statements were restated to reflect the combination. Income of the subsidiary prior to acquisition on April 24, 1998 was $523,580, which was included in the consolidated statement of income.

On February 29, 2000, the Company consummated its merger with UB&T Financial Services Corporation ("UB&T") subject to a definitive agreement dated October 14, 1999. Under this agreement, UB&T will merge with and into the Company. UB&T stockholders will receive 646,803 shares of Company stock. The combination will be accounted for as a pooling of interests.

The following unaudited pro forma data summarizes operating data as if the combination had been consummated on January 1, 1998.

                                                 As of and for the year ended
                                                         December 31,
                                            ------------------------------------
                                                1999                  1998
                                            ------------          -------------
                                                    (Dollars in Thousands)
                                                         (Unaudited)
                                            ----------------------------------
          Total assets                      $307,954,530          $239,378,083
          Stockholders' equity                21,517,945            20,262,030
          Net income                           2,469,303             1,953,619
          Basic income per share                    0.90                  0.71
          Diluted income per share                  0.86                  0.68

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 19. SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                        DECEMBER 31,
                                                                --------------------------
                                                                   1999             1998
                                                                ---------         --------

          Advertising                                           $200,616          $195,904
          Provision for other real estate owned losses            92,954           289,000

NOTE 20. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statements of income and cash flows of GB&T Bancshares, Inc. as of and for the periods ended December 31, 1999 and 1998:

                          CONDENSED BALANCE SHEET
                                                                              1999              1998
                                                                          ------------      ------------
                          Assets
                            Cash                                          $     95,249      $    423,937
                            Securities available-for-sale                      917,440              --
                            Investment in subsidiary                        15,540,777        14,798,707
                            Other assets                                        53,890            83,019
                                                                          ------------      ------------

                                Total assets                              $ 16,607,356      $ 15,305,663
                                                                          ============      ============

                          Stockholders' Equity                            $ 16,607,356      $ 15,305,663
                                                                          ============      ============

                          CONDENSED STATEMENT OF INCOME
                                                                              1999              1998
                                                                          ------------      ------------
                          Income
                          Dividends from subsidiary                       $    834,778      $    742,207

                          Expenses, Other                                      168,090           122,643
                                                                          ------------      ------------

                          Income before income tax benefit and equity
                            in undistributed income of subsidiary              666,688           619,564

                          Income Tax Benefit                                  (55,262)          (46,604)
                                                                          ------------      ------------

                          Income before equity in undistributed income
                            of subsidiary                                      721,950           666,168

                            Equity in Undistributed Income of Subsidiary     1,549,646           483,187
                                                                          ------------      ------------

                          Net income                                      $  2,271,596      $  1,149,355
                                                                          ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 20. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

          CONDENSED STATEMENT OF CASH FLOWS
                                                                       1999             1998
                                                                  -----------      -----------
          OPERATING ACTIVITIES
          Net income                                              $ 2,271,596      $ 1,149,355
          Adjustments to reconcile net income to net
          cash provided by operating activities:
          Undistributed income of subsidiary                       (1,549,646)        (483,187)
          Amortization                                                 36,416            6,426
          Other operating activities                                   (7,287)         (89,446)
                                                                  -----------      -----------

                    Net cash provided by operating activities         751,079          583,148
                                                                  -----------      -----------

          INVESTING ACTIVITIES
          Purchase of securities available-for-sale                  (917,440)            --
                                                                  -----------      -----------

          Net cash used in investing activities                      (917,440)            --
                                                                  -----------      -----------

          FINANCING ACTIVITIES
          Dividends paid                                             (527,018)        (243,655)
          Proceeds from issuance of common stock                       26,376              140
          Dividends reinvested                                        338,315           84,304
                                                                  -----------      -----------

                  Net cash used in financing activities              (162,327)        (159,211)
                                                                  -----------      -----------

          Net increase (decrease) in cash                            (328,688)         423,937

          Cash at beginning of period                                 423,937             --
                                                                  -----------      -----------

          Cash at end of year                                     $    95,249      $   423,937
                                                                  ===========      ===========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

By:      /s/ Richard A. Hunt                                      DATE
         ------------------------------------------
         Richard A. Hunt, President, Chief
           Executive Officer and Director

By:      /s/ Gregory L. Hamby                                     DATE
         ------------------------------------------
         Gregory L. Hamby, Senior Vice President
           and Senior Operations Officer

By:      /s/ F. Abit Massey                                       DATE
         -------------------------------------------
         F. Abit Massey, Chairman and Director

By:      /s/ Philip A. Wilheit                                    DATE
         --------------------------------------------
         Philip A. Wilheit, Vice-Chairman and
            Director

By:      /s/ Samuel L. Oliver                                     DATE:  3/27/00
         --------------------------------------------
         Samuel L. Oliver, Secretary and Director

By:      /s/ Donald J. Carter                                     DATE:  3/27/00
         --------------------------------------------
         Donald J. Carter, Director

By:      /s/ J. Grady Coleman                                     DATE:  3/27/00
         --------------------------------------------
         J. Grady Coleman, Director

By:      /s/ Dr. John W. Darden                                   DATE:  3/27/00
         --------------------------------------------
         Dr. John W. Darden, Director

By:      /s/ Bennie E. Hewett                                     DATE:  3/27/00
         --------------------------------------------
         Bennie E. Hewett, Director

By:      /s/ John E. Mansfield, Sr.                               DATE:  3/27/00
         --------------------------------------------
         John E. Mansfield, Sr., Director

By:      /s/ Alan S. Wayne                                        DATE:  3/27/00
         --------------------------------------------
         Alan A. Wayne, Director