Form 10-Q
period 2000-03-31
GB&T BANCSHARES INC
filed 2000-05-12
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the quarterly period ended    March 31, 2000
                                            -------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission File Number: 000-24203

                              GB&T Bancshares, Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                            58-2400756
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


                         500 Jesse Jewell Parkway, S.E.
                           Gainesville, Georgia 30501
                     ---------- --------------------------
                    (Address of principal executive offices)

                                 (770) 532-1212
                            --------------------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/        No    / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: 2,764,213 shares; $5 par value

                              GB&T BANCSHARES, INC.

                                                      TABLE OF CONTENTS
                                                      -----------------

                                                                                                                      Page No.
                                                                                                                      --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  FINANCIAL STATEMENTS

                      Consolidated Balance Sheets - March 31,2000 (Unaudited)
                      And December 31, 1999................................................................................1

                      Consolidated Statements of Income (Unaudited)-
                         Three months ended March 31, 2000 and 1999 .......................................................2

                      Consolidated Statements of Cash Flows (Unaudited) -
                         Three months ended March 31, 2000 and 1999 .......................................................3

                      Consolidated Statements of Comprehensive Income (Unaudited)-
                         Three Months Ended March 31, 2000 and 1999........................................................4

                      Consolidated Statements of Stockholders' Equity (Unaudited)..........................................4

                      Notes to Consolidated Financial Statements.........................................................5-7

                  Item 2.  Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations..........................................8-12

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................12

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings..............................................................................13
                  Item 2.  Changes in Securities..........................................................................13
                  Item 3.  Defaults upon Senior Securities................................................................13
                  Item 4.  Submission of Matters to a Vote of Security Holders.................................. .........13
                  Item 5.  Other Information..............................................................................13
                  Item 6.  Exhibits and Reports on Form 8-K...............................................................13

                  Signatures..............................................................................................14

                           PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2000 AND DECEMBER 31, 1999

(Dollars in Thousands)

                                                              2000           1999
                                                           ---------      ---------
Assets
------
Cash and due from banks                                    $  11,915      $  10,047
Interest-bearing deposits in banks                               547          1,511
Federal funds sold                                             1,689          2,532
Securities available-for-sale, at fair value                  50,339         49,218

Loans                                                        243,945        234,741
Less allowance for loan losses                                 3,038          2,876
                                                           ---------      ---------
     Loans, Net                                              240,907        231,865
                                                           ---------      ---------

Premises and equipment                                         6,797          6,849
Other assets                                                   6,219          5,927

                                                           ---------      ---------
     TOTAL ASSETS                                          $ 318,413      $ 307,949
                                                           =========      =========

Liabilities and Stockholders' Equity
------------------------------------

Deposits

   Demand                                                  $  35,702      $  27,336
   Interest-bearing demand                                    57,629         59,128
   Savings                                                     7,980          7,825
   Time deposits                                             147,446        146,551
                                                           ---------      ---------
     Total deposits                                          248,757        240,840

Federal Home Loan Bank Advances                               34,154         28,154
Other borrowings                                              10,047         14,030
Other liabilities                                              3,683          3,413
                                                           ---------      ---------
     TOTAL LIABILITIES                                       296,641        286,437
                                                           ---------      ---------

Stockholders' Equity

   Common Stock, par value $5; 10,000,000
       shares authorized; 2,764,213 shares and
       2,763,651 issued and outstanding, respectively         13,821         13,818
   Capital surplus                                             1,141          1,137
   Retained earnings                                           7,642          7,270
   Accumulated other comprehensive
       loss, net of tax                                         (832)          (713)
                                                           ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                               21,772         21,512
                                                           ---------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 318,413      $ 307,949
                                                           =========      =========

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(In Thousands, except per share amounts)

                                            ----------------------------
                                               2000              1999
                                            -----------      -----------
Interest income
   Loans                                    $     5,721      $     4,151
   Taxable securities                               678              525
   Nontaxable securities                             73               38
   Federal funds sold                                76               95
   Interest-bearing deposits in banks                 9               29
                                            -----------      -----------
     Total interest income                        6,557            4,838
                                            -----------      -----------

Interest expense

   Deposits                                       2,649            2,186
   Other borrowings                                 634               69
                                            -----------      -----------
     Total interest expense                       3,283            2,255
                                            -----------      -----------

     Net interest income                          3,274            2,583
Provision for loan losses                           170              234
                                            -----------      -----------
     Net interest income after

      provision for loan losses                   3,104            2,349
                                            -----------      -----------

Other income

   Service charges on deposit accounts              252              233
   Mortgage origination fees                         32               84
   Gain on sale of loans                             34               34
   Loss on sale of securities                       (12)            --
   Other operating income                           176              154
                                            -----------      -----------
     Total other income                             482              505
                                            -----------      -----------

Other expenses

   Salaries and other employee benefits           1,406            1,156
   Occupancy expenses                               158              155
   Equipment expenses                               216              171
   Other operating expenses                         802              663
                                            -----------      -----------
     Total other expenses                         2,582            2,145
                                            -----------      -----------

     Income before income taxes                   1,004              709

Income tax expense                                  398              221
                                            -----------      -----------

    Net Income                              $       606      $       488
                                            ===========      ===========

Earnings Per Share

   Basic                                    $      0.22      $      0.18
                                            ===========      ===========
   Diluted                                  $      0.21      $      0.17
                                            ===========      ===========

Weighted Average Shares

   Basic                                      2,764,190        2,749,912
                                            ===========      ===========
   Diluted                                    2,877,796        2,910,413
                                            ===========      ===========

Cash dividends per common share             $      0.07      $      0.06
                                            ===========      ===========

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 & 1999

(Dollars in Thousands)

                                                                 ----------------------
                                                                   2000           1999
                                                                 --------      --------
OPERATING ACTIVITIES
  Net income                                                     $    606      $    488
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                     163           137
     Provision for loan losses                                        170           234
     Other operating activities                                      (140)          342

                                                                 --------      --------
          Net cash provided by operating activities                   799         1,201
                                                                 --------      --------

INVESTING ACTIVITIES

   Purchases of securities available-for-sale                      (2,109)       (1,202)
   Proceeds from maturities of securities available-for-sale          988           500
   Net decrease in interest-bearing deposits in banks                 964         1,936
   Net decrease in Federal funds sold                                 843         4,520
   Net increase in loans                                           (9,213)      (10,703)
   Purchase of premises and equipment                                (111)         (247)

                                                                 --------      --------
          Net cash used in investing activities                    (8,638)       (5,196)
                                                                 --------      --------

FINANCING ACTIVITIES

   Net increase in deposits                                         7,917           298
   Net increase in FHLB advances                                    6,000          --
   Net increase (decrease) in other borrowings                     (3,983)        2,445
   Issuance of stock                                                    6            88
   Dividends paid                                                    (233)         (234)
                                                                 --------      --------
          Net cash provided by financing activities                 9,707         2,597
                                                                 --------      --------

Net increase (decrease) in cash and due from banks                  1,868        (1,398)

Cash and due from banks at beginning of period                     10,047        10,573

                                                                 --------      --------
Cash and due from banks at end of period                         $ 11,915      $  9,175
                                                                 ========      ========

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(Dollars in thousands)

                                                                 March 31,
                                                             -----------------
                                                              2000       1999
                                                             -----      -----

    Net Income                                               $ 606      $ 488
                                                             -----      -----
   Unrealized gains (losses) on securities
    available-for-sale arising during period, net of tax      (126)      (122)

   Reclassification adjustment for losses realized
    in net income, net of tax                                    8          0
                                                             -----      -----

Other comprehensive (loss)                                    (118)      (122)

                                                             -----      -----
     Comprehensive income                                    $ 488      $ 366
                                                             =====      =====



GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                    Accumulated
                                                                                                        Other            Total
                                          Common Stock                Capital        Retained      Comprehensive     Stockholders'
                                    Shares          Par Value         Surplus        Earnings          (Loss)            Equity
                                ------------     ------------     ------------    ------------     ------------      ------------

Balance, December 31, 1999         2,763,651     $ 13,818,255     $  1,137,117    $  7,270,006     $   (713,334)     $ 21,512,044

   Net income                                                                          606,008                       $    606,008
   Options excercised                    562            2,810            3,321                                       $      6,131
   Dividends declared
     $0.07 per share                                                                  (234,234)                      $   (234,234)
   Other comprehensive loss                                                                            (118,358)     $   (118,358)
                                ------------     ------------     ------------    ------------     ------------      ------------

Balance, March 31, 2000            2,764,213     $ 13,821,065     $  1,140,438    $  7,641,780     $   (831,692)     $ 21,771,591
                                ============     ============     ============    ============     ============      ============

                      GB&T BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have bee prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10 - KSB for the year ended December 31, 1999.

Prior period financial information has been restated for a business combination with UB&T Financial Services Corporation (and its subsidiary, United Bank & Trust), which was consummated on February 29, 2000 and accounted for as a pooling of interests in conformity with generally accepted principles.

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

NOTE 3.     EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the quarter ended March 31, 2000 and 1999.

                                                    Quarters Ended March 31,
                                                   -------------------------
                                                       2000           1999
                                                   ----------     ----------

Basic Earnings Per Share:
   Weighted average common shares outstanding       2,764,190      2,749,912
                                                   ==========     ==========

   Net income                                      $  606,008     $  487,710
                                                   ==========     ==========

  Basic earnings per share                         $     0.22     $     0.18
                                                   ==========     ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding       2,764,190      2,749,912
   Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the period        113,606        160,501
                                                   ----------     ----------
   Total weighted average common shares and
    common stock equivalents outstanding            2,877,796      2,910,413
                                                   ==========     ==========

   Net income                                      $  606,008     $  487,710
                                                   ==========     ==========

   Diluted earnings per share                      $     0.21     $     0.17
                                                   ==========     ==========


NOTE 4.     BUSINESS COMBINATIONS

On February 29, 2000, the Company consummated its merger with UB&T Financial Services Corporation subject to a definitive agreement dated October 14, 1999. Under this agreement, UB&T merged with and into the Company. UB&T stockholders received 646,505 shares of Company Stock. The combination was accounted for as a pooling of interests.

The following unaudited data summarizes operating data of GB&T Bancshares, Inc. and UB&T Financial Services Corporation prior to the merger.

                              For the period ended
                                February 29, 2000

   (Dollars in Thousands)

                            GB&T            UB&T
                         Bancshares      Financial
                        -----------      ---------

Interest income           $3,543          $  676

Interest Expense           1,850             291

Other income                 211              71

Other expense              1,536             372

Net income               $   199          $   58

                     GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the financial position and operating results of the Company and its bank subsidiaries, Gainesville Bank & Trust and United Bank & Trust (the "Banks"), during the periods included in the accompanying consolidated financial statements. On February, 29, 2000, the Company completed its merger with UB&T Financial Services Corporation (and its subsidiary, United Bank & Trust). The transaction was accounted for as a pooling of interests. All prior period financial information has been restated to reflect the merger.

Forward-Looking Statements
--------------------------

Some of the statements made in this quarterly report (and in other documents to which we refer) are "forward-looking statements." When used in this document, the words, "anticipate," "believe," "estimate," and similar expressions generally identify forward-looking statements. These statements are based on the beliefs, assumptions, and expectations of the Company's management, and on information currently available to those members of management. They are expressions of historical fact, not guarantees of future performance. Forward-looking statements include information concerning possible or assumed future results of operations of the Company.

Forward-looking statements involve risks, uncertainties, and assumptions, and certain factors could cause actual results to differ from results expressed or implied by the forward-looking statements, including:

1. economic conditions (both generally and in the markets where the Company operates);
2. competition from other companies that provide financial services similar to those offered by the Company;
3.       government regulation and legislation;
4.       changes in interest rates; and
5. unexpected changes in the financial stability and liquidity of the Company's credit customers.

We believe these forward-looking statements are reasonable. You should not, however, place undue reliance on these forward-looking statements, because the future results and stockholder values of the Company may differ materially from those expressed or implied by these forward-looking statements.

Financial Condition
-------------------

The Company reported consolidated total assets of approximately $318.4 million at March 31, 2000 and approximately $307.9 million at December 31, 1999, representing an increase of $10.5 million or 3.4%. The Company experienced moderate growth in total assets, loans and deposits during the three months ended March 31, 2000. Total loans increased by $9.2 million for the three months ended March 31, 2000. Total deposits increased $7.9 million for the three months ended March 31, 2000. The loan to deposit ratio as of March 31, 2000 was approximately 98% up from 96% at year end, reflecting continued strong loan demand. To help meet the loan demand the Company obtained additional advances from The Federal Home Loan Bank in the amount of $6 million. The Company continues to face increasing competitive pressures in its growing deposit market.

Liquidity and Capital Resources
-------------------------------

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also the Company maintains relationships with correspondent banks which could provide funds on short notice. As of March 31, 2000, the Company had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase $10.0 million compared to $14.0 million at December 31, 1999.

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

The Company's liquidity ratio was 19.63% at March 31, 2000, slightly below the Company's target of 20%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. The Banks have lines of credit available to meet any unforeseen liquidity needs. Also, the Banks have a relationship with the Federal Home Loan Bank of Atlanta which provides funding for loan growth on an as needed basis.

As of March 31, 2000, the capital ratios at the Company and the Banks were adequate based on regulatory minimum capital requirements. The Company and its bank subsidiaries' actual capital amounts and ratios are presented in the following table.

                                                                     FOR CAPITAL
                                                                      ADEQUACY
                                                       ACTUAL        PURPOSES
                                                       ------        ---------

As of March 31, 2000
Total Capital to Risk Weighted Assets:
     Consolidated                                      10.46%             8%
     Gainesville Bank & Trust                           8.80%             8%
     United Bank & Trust                               16.43%             8%
Tier I Capital to Risk Weighted Assets:
     Consolidated                                       9.22%             4%
     Gainesville Bank & Trust                           7.71%             4%
     United Bank & Trust                               15.17%             4%
Tier I Capital to Risk Average Assets:
     Consolidated                                       7.17%             4%
     Gainesville Bank & Trust                           6.32%             4%
     United Bank & Trust                               10.66%             4%

Results of Operations
---------------------

The Company's profitability is determined by its ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets decreased to 4.59% during the three months ended March 31, 2000 when compared to the same period in 1999. This 20 basis point decrease is primarily due to competitive pressures on loan and deposit pricing and the conclusion of a planned three year aggressive growth plan. In the first quarter of 2000 the yield on earning assets increased to 9.14% from 8.95% while the yield of interest beaing liabilities increased to 5.17% from 4.78%.

Net interest income increased $691,000 or 26.8% for the three months ended March 31, 2000 compared to the same period in 1999. The net increase consists of an increase in interest income of $1,719,000 or 35.5% less an increase in interest expense of $1,028,000 or 45.6% for the three month period. The increase in net interest income is due primarily to growth in total interest-earning assets during the three month period compared to the same prior year period.

The Banks' provision for loan losses decreased by $64,000 or 27.3% during the three months ended March 31, 2000 as compared to the same period in 1999. The allowance for loan losses at March 31, 2000 was $3,038,000 or 1.25% of total loans compared to 1.26% at March 31, 1999. Based on management's evaluation, the allowance is adequate to absorb any potential loan losses at March 31, 2000.

The decrease in the provision for loan losses for the three month period ended March 31, 2000 as compared to 1999 is based on a strong economy and a decrease in net charge-offs and a decline in non-accrual and past due loans. The analysis below indicates a decrease in net charge-offs for the three months ended March 31, 2000 as compared to the same period in 1999. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three month periods ended March 31, 2000 and 1999.

                                                                        2000            1999
                                                                      --------        ---------
                                                                        (Dollars in Thousands)
                                                                      --------------------------
          Average amount of loans outstanding                         $ 238,429       $ 171,441
                                                                      =========       =========

          Allowance  for loan losses balance, beginning of period     $   2,876       $   2,132
                                                                      ---------       ---------
          LESS CHARGE-OFFS
             Commercial loans                                                (1)            (23)
             Consumer  loans                                                (40)            (94)
                                                                      ---------       ---------
               Total Charge-offs                                            (41)           (117)
                                                                      ---------       ---------

          PLUS RECOVERIES
             Commercial loans                                                 4               3
             Consumer loans                                                  28               6
                                                                      ---------       ---------
               Total recoveries                                              32               9
                                                                      ---------       ---------
             Net charge-offs                                                 (9)           (108)
                                                                      ---------       ---------

          Plus provision for loan losses                                    171             234
                                                                      ---------       ---------

          Allowance  for loan losses balance, end of period           $   3,038       $   2,258
                                                                      =========       =========

          Ratio of net charge-offs to average loans outstanding            .004%            .06%
                                                                      =========       =========

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate decreases of $135,000 in nonaccrual loans and decreases of $1,360,000 in past due loans over 90 days. The decrease in nonaccrual was primarily due to charge-offs of the nonaccrual loans. The decrease in past dues was due primarily to a large loan being brought current. There are minimal or no losses anticipated on nonaccrual or past due loans.

                                                                     March 31, 2000
                                                --------------------------------------------------------
                                                                       Past Due

                                                   Nonaccural          90 Days           Restructured
                                                      Loans             Still                Debt
                                                                       Accruing
                                                ----------------   ---------------    ------------------
                                                                (Dollars in Thousands)
                                                --------------------------------------------------------
               Real estate loans                $            15    $            4     $               -
               Commercial loans                               -                13                     -
               Consumer loans                                 -                46                     -
                                                ----------------   ---------------    ------------------
                       Total                    $            15    $           63     $               -
                                                ================   ===============    ==================

                                                                    March 31, 1999
                                                --------------------------------------------------------

                                                                       Past Due

                                                   Nonaccural          90 Days           Restructured
                                                      Loans             Still                Debt
                                                                       Accruing
                                                ----------------   ---------------    ------------------
                                                                (Dollars in Thousands)
                                                --------------------------------------------------------

               Real estate loans                $            62    $        1,173     $               -
               Commercial loans                               -                14                     -
               Consumer loans                                88               236                     -
                                                ----------------   ---------------    ------------------
                       Total                    $           150    $        1,423     $               -
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

Other income for the three months ended March 31, 2000, decreased by $23,000 or 4.6% compared to the same period in 1999. Service charges increased $19,000 and other operating income increased by $10,000. These increases in other income were offset by decreases in mortgage origination fees of $52,000. The decline in mortgage origination fees resulted from a decline in refinancing activity and increases in interest rates.

Other expenses increased by approximately $437,000 or 20.4% for the three months ended March 31, 2000 compared to the same period in 1999. The increase is due primarily to an increase in salaries and employee benefits of $250,000. The increase in salaries and employee benefits is due to the addition of five employees and normal increases. Equipment expenses increased by $45,000 due to depreciation and maintenance of equipment purchased for the implementation of check imaging. The remainder of the increase in other expenses includes $165,000 in one-time merger expenses in operating expenses.

Income tax expense increased by $177,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The effective tax rate for the three month period was 40%, compared to 31% for the same period in 1999. This increase reflects non-deductible merger expenses incurred in the first quarter related to the merger of GB&T Bancshares and UB&T Financial Services Corporation.

Net income increased by $118,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase in net income is attributable to growth in interest earning assets.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GB&T Bancshares's net interest income and the fair value of its financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. GB&T actively manages its exposure to interest rate fluctuations through policies established by its Asset/Liability Management Committee (the "ALCO"). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income, and assessing the interest rate sensitivity of the Banks.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a vote of Securities Holders

A special called meeting of the stockholders of GB&T Bancshares, Inc. was held on February 15, 2000, for the purpose of voting on the issuance of additional shares of Company stock for the purpose of accomplishing the merger with UB&T Financial Services Corporation. The record of the vote was as follows:

                   For:           1,690,807
                   Against:           7,215
                   Abstain:             250


Item 5.   Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.



DATE: 5/12/00                                        BY: /s/ Richard A. Hunt
      -------------------------------                    --------------------
                                                         Richard A. Hunt
                                                         President and Chief
                                                         Executive Officer

DATE: 5/12/00                                        BY: /s/ Gregory L. Hamby
      --------------------------------                   ---------------------
                                                         Gregory L. Hamby
                                                         Chief Financial Officer