Form 10-Q
period 2000-06-30
GB&T BANCSHARES INC
filed 2000-08-11
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 2000
                                            ----------------------

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

                                 (770) 532-1212
                           (Issuer's telephone number)
                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------          ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 7, 2000: 2,764,513 shares; $5 par value

                                                    GB&T BANCSHARES, INC.


                                                      TABLE OF CONTENTS

                                                                                                                    Page No.
                                                                                                                    --------
PART I.        Financial Information

               Item 1.  Financial Statements

                   Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                   and December 31, 1999................................................................................1

                   Consolidated Statements of Income (Unaudited)-
                      Three and Six Months Ended June 30, 2000 and 1999 ................................................2

                   Consolidated Statements of Comprehensive Income (Unaudited)-
                      Three and Six Months Ended June 30, 2000 and 1999.................................................3

                   Consolidated Statements of Stockholders' Equity (Unaudited)..........................................3

                   Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended June 30, 2000 and 1999 ..........................................................4

                   Notes to Consolidated Financial Statements (Unaudited).............................................5-7

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations................................................8-13
               Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................13

Part Ii.       Other Information

               Item 1.  Legal Proceedings..............................................................................14
               Item 2.  Changes in Securities..........................................................................14
               Item 3.  Defaults Upon Senior Securities................................................................14
               Item 4.  Submission of Matters to a Vote of Security Holders............................................14
               Item 5.  Other Information..............................................................................14
               Item 6.  Exhibits and Reports On Form 8-K...............................................................14

               Signatures..............................................................................................15

                                   PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

(Dollars in Thousands)
                                                                                 2000                1999
                                                                              ---------           ---------
Assets                                                                        (unaudited)
------
Cash and due from banks                                                       $  12,420           $  10,047
Interest-bearing deposits in banks                                                  313               1,511
Federal funds sold                                                                  100               2,532
Securities available-for-sale, at fair value                                     51,482              49,218

Loans                                                                           257,241             234,741
Less allowance for loan losses                                                    3,277               2,876
                                                                              ---------           ---------
     Loans, Net                                                                 253,964             231,865
                                                                              ---------           ---------

Premises and equipment                                                            7,091               6,849
Other assets                                                                      6,503               5,927

                                                                              ---------           ---------
     TOTAL ASSETS                                                             $ 331,873           $ 307,949
                                                                              =========           =========

Liabilities and Stockholders' Equity
------------------------------------

Deposits
   Demand                                                                     $  34,805           $  27,336
   Interest-bearing demand                                                       56,592              59,128
   Savings                                                                        7,735               7,825
   Time deposits                                                                157,610             146,551
                                                                              ---------           ---------
     Total deposits                                                             256,742             240,840

Federal Home Loan Bank Advances                                                  34,128              28,154
Other borrowings                                                                 14,873              14,030
Other liabilities                                                                 3,661               3,413
                                                                              ---------           ---------
       TOTAL LIABILITIES                                                       309,404             286,437
                                                                              ---------           ---------

Stockholders' Equity
   Common Stock, par value $5; 10,000,000
       shares authorized; 2,764,513 shares and
       2,763,651 issued and outstanding, respectively                            13,822              13,818
   Capital surplus                                                                1,142               1,137
   Retained earnings                                                              8,310               7,270
   Accumulated other comprehensive
       loss, net of tax                                                            (805)               (713)
                                                                              ---------           ---------
     TOTAL STOCKHOLDERS' EQUITY                                                  22,469              21,512
                                                                              ---------           ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 331,873           $ 307,949
                                                                              =========           =========

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
SIX MONTHS ENDED JUNE 30, 2000 AND 1999


(In Thousands, except per share amounts)
                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                               ------------------------------        -------------------------------
                                                   2000               1999               2000              1999
                                               -----------        -----------        -----------         -----------
INTEREST INCOME
   Loans                                             6,089              4,683             11,810               8,834
   Taxable securities                                  701                551              1,379               1,076
   Nontaxable securities                                75                 54                148                  92
   Federal funds sold                                   23                 70                 99                 165
   Interest-bearing deposits in banks                   27                 13                 36                  42
                                               -----------        -----------        -----------         -----------
     Total interest income                           6,915              5,371             13,472              10,209
                                               -----------        -----------        -----------         -----------

INTEREST EXPENSE
   Deposits                                          2,847              2,212              5,496               4,398
   Other borrowings                                    712                171              1,346                 240
                                               -----------        -----------        -----------         -----------
     Total interest expense                          3,559              2,383              6,842               4,638
                                               -----------        -----------        -----------         -----------

     NET INTEREST INCOME                             3,356              2,988              6,630               5,571
Provision for loan losses                              172                165                342                 399
                                               -----------        -----------        -----------         -----------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      3,184              2,823              6,288               5,172
                                               -----------        -----------        -----------         -----------

OTHER INCOME
   Service charges on deposit accounts                 345                286                597                 519
   MORTGAGE ORIGINATION FEES                            26                 50                 58                 134
   GAIN ON SALE OF LOANS                                16               --                   50                  34
   Loss on sale of securities                         --                    1                (12)                  1
   Other operating income                              124                132                300                 286
                                               -----------        -----------        -----------         -----------
     TOTAL OTHER INCOME                                511                469                993                 974
                                               -----------        -----------        -----------         -----------

OTHER EXPENSES
   Salaries and other employee benefits              1,344              1,191              2,750               2,347
   Occupancy expenses                                  153                146                311                 301
   Equipment expenses                                  231                215                447                 386
   Other operating expenses                            675                648              1,477               1,311
                                               -----------        -----------        -----------         -----------
     TOTAL OTHER EXPENSES                            2,403              2,200              4,985               4,345
                                               -----------        -----------        -----------         -----------

     INCOME BEFORE INCOME TAXES                      1,292              1,092              2,296               1,801

Income tax expense                                     431                368                829                 589
                                               -----------        -----------        -----------         -----------

    NET INCOME                                 $       861        $       724        $     1,467         $     1,212
                                               ===========        ===========        ===========         ===========

Earnings Per Share
   Basic                                       $      0.31        $      0.26        $      0.53         $      0.44
                                               ===========        ===========        ===========         ===========
   Diluted                                     $      0.30        $      0.25        $      0.51         $      0.42
                                               ===========        ===========        ===========         ===========

Weighted Average Shares
   Basic                                         2,764,513          2,754,721          2,764,351           2,752,317
                                               ===========        ===========        ===========         ===========
   Diluted                                       2,852,010          2,909,607          2,861,369           2,908,144
                                               ===========        ===========        ===========         ===========

Cash Dividends Per Common Share                $      0.07        $      0.06        $      0.14         $      0.12
                                               ===========        ===========        ===========         ===========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(DOLLARS IN THOUSANDS)                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                  -----------------------         -----------------------
                                                                       2000        1999             2000        1999
                                                                  -----------------------         -----------------------
    Net Income                                                        861             724           1,467           1,212
                                                                  -------         -------         -------         -------

   Unrealized gains (losses) on securities
    available-for-sale arising during period, net of tax               26            (326)           (100)           (448)

   Reclassification adjustment for losses (gains) realized
    in net income, net of tax                                        --                (1)              8              (1)
                                                                  -------         -------         -------         -------

Other comprehensive income (loss)                                      26            (327)            (92)           (449)

                                                                  -------         -------         -------         -------
     Comprehensive Income                                         $   887         $   397         $ 1,375         $   763
                                                                  =======         =======         =======         =======



GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                     Accumulated
                                                                                                         Other           Total
                                           Common Stock                Capital         Retained      Comprehensive    Stockholders'
                                     Shares        Par Value           Surplus         Earnings         (Loss)            Equity
                                     ------       ---------           -------         --------         ------            ------
Balance, December 31, 1999         2,763,651     $ 13,818,255      $  1,137,117     $  7,270,006    $   (713,334)     $ 21,512,044

   Net income                                                                          1,466,830                      $  1,466,830
   Options excercised                    862            4,310            5,060                                        $      9,370
   Dividends declared
     $0.14 per share                                                                   (427,751)                      $   (427,751)
   Other comprehensive loss                                                                              (91,636)     $    (91,636)
                                ------------     ------------      ------------     ------------    ------------      ------------

Balance, June 30, 2000             2,764,513     $ 13,822,565      $  1,142,177     $  8,309,085    $   (804,970)     $ 22,468,857
                                ============     ============      ============     ============    ============      ============

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Dollars in Thousands)
                                                                    -------------------------
                                                                      2000             1999
                                                                    --------         --------
OPERATING ACTIVITIES
  Net income                                                        $  1,467         $  1,212
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                        322              293
     Provision for loan losses                                           342              399
     Other operating activities                                         (420)            (321)

                                                                    --------         --------
          Net cash provided by operating activities                    1,711            1,583
                                                                    --------         --------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                         (3,536)         (15,867)
   Proceeds from maturities of securities available-for-sale           1,272            9,599
   Net decrease in interest-bearing deposits in banks                  1,198            1,647
   Net decrease in Federal funds sold                                  2,432            8,186
   Net increase in loans                                             (22,441)         (31,187)
   Purchase of premises and equipment                                   (564)            (382)

                                                                    --------         --------
           Net cash used in investing activities                     (21,639)         (28,004)
                                                                    --------         --------

FINANCING ACTIVITIES
   Net increase in deposits                                           15,902            9,182
   Net increase in FHLB advances                                       5,974            9,975
   Net increase in other borrowings                                      843            5,519
   Issuance of stock                                                       9              192
   Dividends paid                                                       (427)            (359)
                                                                    --------         --------
            Net cash provided by financing activities                 22,301           24,509
                                                                    --------         --------

Net increase (decrease) in cash and due from banks                     2,373           (1,912)

Cash and due from banks at beginning of period                        10,047           10,573

                                                                    --------         --------
Cash and due from banks at end of period                            $ 12,420         $  8,661
                                                                    ========         ========

The accompanying notes are an integral part of these financial statements.

                      GB&T BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10 - KSB for the year ended December 31, 1999.

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

NOTE 3.           EARNINGS PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2000 and 1999.

                                                          Quarters ended June 30,
                                                      ----------------------------
                                                         2000               1999
                                                      ----------        ----------

Basic Earnings Per Share:
   Weighted average common shares outstanding          2,764,513         2,754,721
                                                      ==========        ==========

   Net income                                         $  860,822        $  724,427
                                                      ==========        ==========

  Basic earnings per share                            $     0.31        $     0.26
                                                      ==========        ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding          2,764,513         2,754,721
   Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the period            87,497           154,886
                                                      ----------        ----------
   Total weighted average common shares and
    common stock equivalents outstanding               2,852,010         2,909,607
                                                      ==========        ==========

   Net income                                         $  860,822        $  724,427
                                                      ==========        ==========

   Diluted earnings per share                         $     0.30        $     0.25
                                                      ==========        ==========



                                                        Six Months ended June 30,
                                                      ----------------------------
                                                         2000               1999
                                                      ----------        ----------


Basic Earnings Per Share:
   Weighted average common shares outstanding          2,764,351         2,752,317
                                                      ==========        ==========

   Net income                                         $1,466,830        $1,212,137
                                                      ==========        ==========

  Basic earnings per share                            $     0.53        $     0.44
                                                      ==========        ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding          2,764,351         2,752,317
   Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the period            97,018           155,827
                                                      ----------        ----------
   Total weighted average common shares and
    common stock equivalents outstanding               2,861,369         2,908,144
                                                      ==========        ==========


   Net income                                         $1,466,830        $1,212,137
                                                      ==========        ==========

   Diluted earnings per share                         $     0.51        $     0.42
                                                      ==========        ==========

NOTE 4            BUSINESS COMBINATIONS

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


                              For the period ended
                                February 29, 2000
   (Dollars in Thousands)
                                      GB&T                       UB&T
                                   Bancshares                 Financial
                                  -----------                 ---------

Interest income                     $  3,543                  $    676

Interest Expense                       1,850                       291

Other income                             211                        71

Other expense                          1,536                       372

Net income                               199                        58

                     GB&T BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiaries, Gainesville Bank & Trust and United Bank & Trust, during the periods included in the accompanying consolidated financial statements. On February, 29, 2000, the Company completed its merger with UB&T Financial Services Corporation ( and its subsidiary, United Bank & Trust). The transaction was accounted for as a pooling of interests. All prior period financial information has been restated to reflect the merger.

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


Financial Condition

The Company reported consolidated total assets of approximately $331.9 million at June 30, 2000 and approximately $307.9 million at December 31, 1999, representing an increase of $23.9 million or 7.8%. The Company experienced moderate growth in total assets, loans and deposits during the six months ended June 30, 2000. Total loans increased by $22.5 million for the six months ended June 30, 2000. Total deposits increased $15.9 million for the six months ended June 30, 2000. The loan to deposit ratio as of June 30, 2000 was approximately 100% up from 97% at year end, reflecting continued strong loan demand. To help meet the loan demand the Company obtained advances from The Federal Home Loan Bank in the amount of $6 million. The Company continues to face increasing competitive pressures in its growing deposit market.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also the Company maintains relationships with correspondent banks which could provide funds on short notice. As of June 30, 2000, the Company had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase $14.0 million compared to $14.0 million at December 31, 1999.

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

The Company's liquidity ratio was 16.75% at June 30, 2000, slightly below industry standards. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs. Also, the Banks have a relationship with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.

As of June 30, 2000 the capital ratios at the Company and the Banks were adequate based on regulatory minimum capital requirements. The Company and its bank subsidiaries' actual capital amounts and ratios are presented in the following table.

                                                                                  FOR CAPITAL           TO BE
                                                                                    ADEQUACY             WELL
                                                                ACTUAL              PURPOSES         CAPITALIZED
                                                                ------              --------         -----------
As of June 30, 2000
Total Capital to Risk Weighted Assets:
   Consolidated                                                  10.25%                8%                N\A
   Gainesville Bank & Trust                                       8.70%                8%                10%
   United Bank & Trust                                           15.77%                8%                10%
Tier I Capital to Risk Weighted Assets:
   Consolidated                                                   9.00%                4%                N\A
   Gainesville Bank & Trust                                       7.56%                4%                 6%
   United Bank & Trust                                           14.51%                4%                 6%
Tier I Capital to Risk Average Assets:
   Consolidated                                                   7.17%                4%                N\A
   Gainesville Bank & Trust                                       6.28%                4%                 5%
   United Bank & Trust                                           10.57%                4%                 5%

RESULTS OF OPERATIONS

The Company's profitability is determined by its ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's'ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets was 4.47% for the six months ended June 30, 2000, compared to 4.91% for the same period in 1999. This 20 basis point decrease is primarily due to competitive pressures on loan and deposit pricing and the conclusion of a planned three year aggressive growth plan. In the first six months of 2000 the yield on earning assets increased to 9.09% from 8.99% while the yield of interest bearing liabilities increased to 5.28% from 4.72%.

Net interest income increased $368,000 or 12.3% for the three months ended June 30, 2000 compared to the same period in 1999. The net increase consists of an increase in interest income of $1,544,000 or 28.8% less an increase in interest expense of $1,176,000 or 49.3% for the three month period. The increase in net interest income is due primarily to growth in total interest-earning assets during the three month period compared to the same prior year period. Net interest income increased $1,059,000 or 19% for the six months ended June 30, 2000, compared to the same period in 1999. The net increase consists of an increase in interest income of $3,263,000 or 32% less an increase in interest expense of $2,204,000 or 47.5% for the six month period. The increase in net interest income is due primarily to growth in total interest-earning assets during the six month period compared to the same prior year period.


The Bank's provision for loan losses decreased by $57,000 or 14.3% during the six months ended June 30, 2000 as compared to the same period in 1999. The allowance for loan losses at June 30, 2000 was $3,277,000 or 1.27% of total loans compared to 1.23% at June 30, 1999. Based on management's evaluation, the allowance is adequate to absorb any potential loan losses at June 30, 2000.

The decrease in the provision for loan losses for the six month period ended June 30, 2000 as compared to 1999 is based on a strong economy and a decrease in net charge-offs. The analysis below indicates a decrease in net charge-offs for the six months ended June 30, 2000 as compared to the same period in 1999. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.
The following table summarizes the allowance for loan losses for the six month periods ended June 30, 2000 and 1999.

                                                                                     2000               1999
                                                                                   --------          ---------

                                                                                    (Dollars in Thousands)
                                                                                  ----------------------------

                   Average amount of loans outstanding                            $ 238,429          $ 180,683
                                                                                  =========          =========

                   Allowance  for loan losses balance, beginning of period        $   2,876          $   2,132
                                                                                  ---------          ---------

                   Less charge-offs
                      Commercial loans                                                   (1)               (26)
                      Consumer  loans                                                  (117)              (123)
                        Total Charge-offs                                              (118)               149)
                                                                                  ---------          ---------
                   PLUS RECOVERIES
                      Commercial loans                                                  136                  7
                      Consumer loans                                                     41                 10
                                                                                  ---------          ---------
                        Total recoveries                                                177                 17
                                                                                  ---------          ---------

                      NET (CHARGE-OFFS)RECOVERIES                                        59               (132)
                                                                                  ---------          ---------

                   PLUS PROVISION FOR LOAN LOSSES                                       342                399
                                                                                  ---------          ---------

                   ALLOWANCE  FOR LOAN LOSSES BALANCE, END OF PERIOD              $   3,277          $   2,399
                                                                                  =========          =========

                   NET CHARGE-OFFS(RECOVERIES)TO AVERAGE LOANS                         (.02%)              .07%
                                                                                  =========          =========

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate increases of $1,052,000 in nonaccrual loans and increases of $139,000 in past due loans over 90 days. The increase in nonaccrual was primarily due to two large loans. The increase in past dues was due primarily to one large loan. There are minimal or no losses anticipated on the two large loans in nonaccrual and one large loan in past due loans.

                                                                                June 30, 2000
                                                      ----------------------------------------------------------

                                                                                   Past Due
                                                             Nonaccural            90 Days          Restructured
                                                                Loans           Still Accruing          Debt
                                                             ----------         --------------      ------------
                                                                            (Dollars in Thousands)
                                                      ----------------------------------------------------------
                   Real estate loans                          $1,116               $  366             $    --
                   Commercial loans                             --                    --                   --
                   Consumer loans                                 23                   65                  --
                                                              ------               ------             ---------
                           Total                              $1,139               $  431             $    --
                                                              ======               ======            ===========

                                                                             June 30, 1999
                                                      -------------------------------------------------------------
                                                                                   Past Due
                                                             Nonaccural            90 Days            Restructured
                                                                Loans           Still Accruing            Debt
                                                             ----------         --------------        ------------
                                                                            (Dollars in Thousands)
                                                      ------------------------------------------------------------
                  Real estate loans                           $ 29                 $ 46               $     --
                  Commercial loans                              --                   84                     --
                  Consumer loans                                58                  162                     --
                                                              ----                 ---                -----------
                          Total                               $ 87                 $292               $     --
                                                              ====                 ====               ==========


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

Other income for the three months ended June 30, 2000, increased by $42,000 or 9% compared to the same period in 1999. Service charges increased $59,000 and gain on sale of loans increased by $16,000. These increases in other income were partially offset by decreases in mortgage origination fees of $24,000. The decline in mortgage origination fees resulted from a decline in refinancing activity and increases in interest rates. Other income for the six months ended June 30, 2000, increased by $19,000 or 2% compared to the same period in 1999. Service charges increased $78,000, gain on sale of loans increased by $16,000 and other operating income increased by $14,000. These increases in other income were offset by decreases in mortgage origination fees of $76,000.


Other expenses increased by approximately $203,000 or 9.2% for the three months ended June 30, 2000 compared to the same period in 1999. The increase is due primarily to an increase in salaries and employee benefits of $153,000. The increase in salaries and employee benefits is due to the addition of nine employees and normal increases in employee benefits. Equipment expenses increased by $16,000 due to depreciation and maintenance of equipment purchased for the implementation of check imaging. Other expenses increased by approximately $640,000 or 14.8% for the six months ended June 30, 2000 compared to the same period in 1999. The increase is due primarily to an increase in salaries and employee benefits of $403,000. The increase in salaries and employee benefits is due to the addition of nine employees and normal increases in employee benefits. Equipment expenses increased by $61,000 due to depreciation and maintenance of equipment purchased for the implementation of check imaging. The remainder of the increase in other expenses includes $205,000 in one-time merger expenses in operating expenses.


Income tax expense increased by $240,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The effective tax rate for the six month period was 36%, compared to 33% for the same period in 1999. This increase reflects non-deductible merger expenses related to the merger of GB&T Bancshares and UB&T Financial Services Corporation.

Net income increased by $137,000 for the three months ended June 30, 2000 compared to the same period in 1999. The increase in net income is attributable to growth in interest earning assets. Net income increased by $255,000 for the six months ended June 30, 2000 compared to the same period in 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GB&T Bancshares's net interest income and the fair value of its financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. GB&T actively manages its exposure to interest rate fluctuations through policies established by its Asset/Liability Management Committee (the "ALCO"). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Banks.

                           PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a vote of Securities Holders

           The annual meeting of the Stockholders of GB&T Bancshares, Inc. was held on May 8, 2000. The meeting had been called pursuant to written notice for the purpose of considering and voting upon the election of ten directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified. The results of the voting were as follows:


               Election of Directors

                                              For        Against       Withheld
                                              ---        -------       --------

                Donald J. Carter           2,072,195         0          2,123
                Dr. John W. Darden         2,072,195         0          2,123
                Bennie E. Hewett           2,062,195         0         12,123
                Richard A. Hunt, Jr        2,072,195         0          2,123
                James L. Lester            2,072,195         0          2,123
                John E. Mansfield, Sr      2,072,195         0          2,123
                F. Abit Massey             2,072,195         0          2,123
                Samuel L. Oliver           2,072,195         0          2,123
                Alan A. Wayne              2,062,195         0         12,123
                Phillip A. Wilheit         2,072,195         0          2,123

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedule
         (b)      Reports on Form 8-K

         Initially, the Company filed a current report on Form 8-K on April 18, 2000 regarding consummation of the Acquisition of UB&T Financial Services Corporation on March 1, 2000. Item 7 of the Form 8-K reported that the financial statements and pro forma financial information concerning UB&T Financial Services Corporation and GB&T Bancshares, Inc. would be filed as soon as practicable in accordance with Item 7(a)(4) of Form 8-K. On May 12, 2000 the Company filed an amendment to the Form 8-K referred to above to include financial information pro forma financial information concerning concerning UB&T Financial Services Corporation and GB&T Bancshares, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




GB&T BANCSHARES, INC.



DATE: 8/11/00                        BY: /s/ Richard A. Hunt
      ---------------                    -------------------
                                          Richard A. Hunt
                                          President and Chief Executive Officer


DATE: 8/11/00                        BY: /s/ Gregory L. Hamby
      ---------------                    --------------------
                                         Gregory L. Hamby
                                         Chief Financial Officer