Form 10-Q
period 2000-09-30
GB&T BANCSHARES INC
filed 2000-11-13
CIK 1061068

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes    X        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of
November 8, 2000: 2,765,513 shares; $5 par value

 GB&T BANCSHARES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets -- September 30, 2000 (Unaudited)
And December 31, 1999

Consolidated Statements of Income (Unaudited)
Three and Nine months ended September 30, 2000 and 1999

Consolidated Statements of Comprehensive Income (Unaudited)
Three and Nine months ended September 30, 2000 and 1999

Consolidated Statements of Stockholders' Equity (Unaudited

Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signature

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

(Dollars in Thousands)
	2000	1999
Assets	(unaudited)

Cash and due from banks	$9,055	$10,047
Interest-bearing deposits in banks	287	1,511
Federal funds sold	1,967	2,532
Securities available-for-sale, at fair value	53,049	49,218

Loans	267,163	234,741
Less allowance for loan losses	3,401	2,876
Loans, Net	263,762	231,865

Premises and equipment	7,507	6,849
Other assets	6,417	5,927

Total Assets	$342,044	$307,949
	============	===========
Liabilities and Stockholders' Equity

Deposits
Demand	33,882	$27,336
Interest-bearing demand	57,163	59,128
Savings	6,431	7,825
Time deposits	171,512	146,551
Total deposits	268,988	240,840

Federal Home Loan Bank Advances	34,128	28,154
Other borrowings	11,498	14,030
Other liabilities	3,918	3,413
Total liabilities	318,532	286,437

Stockholders' Equity
Common Stock, par value $5; 10,000,000
shares authorized; 2,765,513 shares and
2,763,651 issued and outstanding, respectively.	13,828	13,818
Capital surplus	1,143	1,137
Retained earnings	8,976	7,270
Accumulated other comprehensive
loss, net of tax	(435)	(713)
Total stockholders' equity	23,512	21,512

Total liabilities and stockholders' equity	342,044	$307,949
	============	===========
The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

( In Thousands, except per share amounts)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2000	1999	2000	1999
Interest income
Loans	6,584	5,022	18,394	13,856
Taxable securities	719	564	2,098	1,640
Nontaxable securities	81	49	229	141
Federal funds sold	31	39	130	204
Interest-bearing deposits in banks	5	14	41	56
Total interest income	7,420	5,688	20,892	15,897

Interest expense
Deposits	3,294	2,322	8,790	6,720
Other borrowings	719	362	2,065	602
Total interest expense	4,013	2,684	10,855	7,322

Net interest income	3,407	3,004	10,036	8,575
Provision for loan losses	171	161	513	560
Net interest income after
provision for loan losses	3,236	2,843	9,523	8,015

Other income
Service charges on deposit accounts	238	189	835	708
Mortgage origination fees	48	50	106	184
Gain on sale of loans	-	22	50	56
Loss on sale of securities	(12)	(2)	(24)	(1)
Other operating income	218	196	518	482
Total other income	492	455	1,485	1,429

Other expenses
Salaries and other employee benefits	1,377	1,244	4,127	3,591
Occupancy expenses	181	150	492	451
Equipment expenses	227	222	674	608
Other operating expenses	628	578	2,105	1,889
Total other expenses	2,413	2,194	7,398	6,539

Income before income taxes	1,315	1,104	3,610	2,905

Income tax expense	441	372	1,269	961

Net Income	$874	$732	$2,341	$1,944
	========	==========	========	========
Earnings Per Share
Basic	$0.32	$0.27	$0.85	$0.71
	========	==========	========	========
Diluted	$0.31	$0.25	$0.82	$0.67
	========	==========	========	========
Weighted Average Shares
Basic	2,764,847	2,759,724	2,764,516	2,754,786
	========	==========	========	========
Diluted	2,849,057	2,902,274	2,857,178	2,905,745
	========	==========	========	========
Cash dividends per common share	$0.075	$0.065	$0.215	$0.185
	========	==========	========	========

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMER 30, 2000 AND 1999

(Dollars in thousands)	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2000	1999	2000	1999
Net Income	874	732	2,341	1,944

Unrealized gains (losses) on securities
available-for-sale arising during period, net of tax	362	(180)	262	(628)

Reclassification adjustment for losses (gains) realized
in net income, net of tax	8	1	16	-

Other comprehensive income (loss)	370	(179)	278	(628)

Comprehensive income	$ 1,244	$ 553	$ 2,619	$ 1,316
	=========	=============	==============	============

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	(Loss)	Equity
Balance, December 31, 1999	2,763,651	$ 13,818	$ 1,137	$ 7,270	$ (713)	$ 21,512

Net income				2,341		$ 2,341
Options exercised	1,862	10	6			$ 16
Dividends declared
$0.215 per share				(635)		$ (635)
Other comprehensive loss					278	$ 278
Balance, September 30, 2000	2,765,513	$ 13,828	$ 1,143	$ 8,976	$ (435)	$ 23,512
	==========	==========	========	============	=================	===============

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(Dollars in Thousands)
	2000	1999
OPERATING ACTIVITIES
Net income	$ 2,341	$ 1,944
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	377	453
Provision for loan losses	513	560
Other operating activities	293	(349)
Net cash provided by operating activities	3,524	2,608

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(6,975)	(20,305)
Proceeds from maturities of securities available-for-sale	3,144	17,047
Net decrease in interest-bearing deposits in banks	1,224	1,868
Net decrease in Federal funds sold	565	5,360
Net increase in loans	(32,410)	(46,790)
Purchase of premises and equipment	(1,035)	(569)
Net cash used in investing activities	(35,487)	(43,389)

FINANCING ACTIVITIES
Net increase in deposits	28,148	14,622
Net increase in FHLB advances	5,974	21,975
Net increase (decrease) in other borrowings	(2,532)	5,210
Issuance of stock	16	310
Dividends paid	(635)	(497)
Net cash provided by financing activities	30,971	41,620

Net increase (decrease) in cash and due from banks	(992)	839

Cash and due from banks at beginning of period	10,047	10,573

Cash and due from banks at end of period	$ 9,055	$ 11,412
	==========	==========

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10 - KSB for the year ended December 31, 1999.

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

NOTE 3.        EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999.
	Quarters ended September 30,
	2000	1999

Basic Earnings Per Share:
Weighted average common shares outstanding	2,764,847	2,759,724
	===========	============

Net income	$ 873,927	$ 731,906
	===========	============

Basic earnings per share	$ 0.32	$ 0.27
	===========	============

Diluted Earnings Per Share:
Weighted average common shares outstanding	2,764,847	2,759,724
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the quarter	84,210	142,550
Total weighted average common shares and
common stock equivalents outstanding	2,849,057	2,902,274
	===========	============

Net income	$ 873,927	$ 731,906
	===========	============

Diluted earnings per share	$ 0.31	$ 0.25
	===========	============

	Nine Months Ended September 30,
	2000	1999

Basic Earnings Per Share:
Weighted average common shares outstanding	2,764,516	2,754,786
	===========	============
Net income	$ 2,340,756	$ 1,944,043
	===========	============
Basic earnings per share	$ 0.85	$ 0.71
	===========	============
Diluted Earnings Per Share:
Weighted average common shares outstanding	2,764,516	2,754,786
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the period	92,662	150,959
Total weighted average common shares and
common stock equivalents outstanding	2,857,178	2,905,745
	===========	============
Net income	$ 2,340,756	$ 1,944,043
	===========	============
Diluted earnings per share	$ 0.82	$ 0.67
	===========	============

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

  economic conditions (both generally and in the markets where the Company operates);

  competition from other companies that provide financial services similar to those offered by the Company;

  government regulation and legislation;

  changes in interest rates; and

  unexpected changes in the financial stability and liquidity of the Company's credit customers.

We believe these forward-looking statements are reasonable. You should not, however, place undue reliance on these forward-looking statements, because the future results and stockholder values of the Company may differ materially from those expressed or implied by these forward-looking statements.

Financial Condition

The Company reported consolidated total assets of approximately $342 million at September 30, 2000 and approximately $307.9 million at December 31, 1999, representing an increase of $34.1 million or 11.08%. The Company experienced strong growth in total assets, loans and deposits during the nine months ended September 30, 2000. Total loans increased by $32.4 million for the nine months ended September 30, 2000. Total deposits increased $28.1 million for the nine months ended September 30, 2000. The loan to deposit ratio as of September 30, 2000 was approximately 99% up from 97% at year end, reflecting continued strong loan demand. To help meet the loan demand the Company obtained advances from The Federal Home Loan Bank in the amount of $6 million. The Company continues to face increasing competitive pressures in its growing deposit market.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also the Company maintains relationships with correspondent banks which could provide funds on short notice. As of September 30, 2000, the Company had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase $11.5 million compared to $14.0 million at December 31, 1999.

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

The Company's liquidity ratio was 18.02% at September 30, 2000, slightly below industry standards. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs. Also, the Banks have a relationship with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.

As of September 30, 2000 the capital ratios at the Company and the Banks were adequate based on regulatory minimum capital requirements. The Company and its bank subsidiaries' actual capital amounts and ratios are presented in the following table.
		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED

As of September 30, 2000
Total Capital to Risk Weighted Assets:
Consolidated	10.20%	8%	N\A
Gainesville Bank & Trust	8.72%	8%	10%
United Bank & Trust	14.08%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	8.95%	4%	N\A
Gainesville Bank & Trust	7.57%	4%	6%
United Bank & Trust	12.83%	4%	6%
Tier I Capital to Risk Average Assets:
Consolidated	7.15%	4%	N\A
Gainesville Bank & Trust	6.27%	4%	5%
United Bank & Trust	9.46%	4%	5%

Results of Operations

The Company's profitability is determined by its ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets was 4.43% for the nine months ended September 30, 2000, compared to 4.82% for the same period in 1999. This 39 basis point decrease is primarily due to competitive pressures on loan and deposit pricing and continued strong loan demand. In the first nine months of 2000 the yield on earning assets increased to 9.18% from 8.92% while the yield of interest bearing liabilities increased to 5.46% from 4.73%.

Net interest income increased $403,000 or 13.4% for the three months ended September 30, 2000 compared to the same period in 1999. The net increase consists of an increase in interest income of $1,732,000 or 30.5% less an increase in interest expense of $1,329,000 or 49.5% for the three month period. Net interest income increased $1,461,000 or 17% for the nine months ended September 30, 2000, compared to the same period in 1999. The net increase consists of an increase in interest income of $4,995,000 or 31.4% less an increase in interest expense of $3,533,000 or 48.2% for the nine month period. The increase in net interest income is due primarily to growth in total interest-earning assets during the three and nine month periods compared to the same prior year period.

The Bank's provision for loan losses decreased by $47,000 or 8.4% during the nine months ended September 30, 2000 as compared to the same period in 1999. The allowance for loan losses at September 30, 2000 was $3,401,000 or 1.27% of total loans compared to 1.18% at September 30, 1999. Based on management's evaluation, the allowance is adequate to absorb any potential loan losses at September 30, 2000.

The decrease in the provision for loan losses for the nine month period ended September 30, 2000 as compared to 1999 is based on a strong economy and a decrease in net charge-offs. The analysis below indicates a decrease in net charge-offs for the nine months ended September 30, 2000 as compared to the same period in 1999. This is due primarily to a large recovery on a loan. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine month periods ended September 30, 2000 and 1999.

	2000	1999
	(Dollars in Thousands)
Average amount of loans outstanding	$249,604	$190,920
	========	=========
Allowance for loan losses balance, beginning of period	$2,876	$2,132

Less charge-offs
Commercial loans	(56)	(55)
Consumer loans	(153)	(145)
Total Charge-offs	(209)	_ (200)

Plus recoveries
Commercial loans	165	32
Consumer loans	56	16
Total recoveries	221	48
Net (charge-offs)recoveries	12	(152)

Plus provision for loan losses	513	560

Allowance for loan losses balance, end of period	$3,401	$2,540
	========	=========
Net charge-offs(recoveries)to average loans	(.005%)	.08%
	========	=========

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate increases of $621,000 in nonaccrual loans and decreases of $247,000 in past due loans over 90 days. The increase in nonaccrual was primarily due to one large loan. There is minimal or no loss anticipated on the loans in nonaccrual loans.

	September 30, 2000

		Past Due
	Nonaccural	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in Thousands)

Real estate loans	$761	$5	$-
Commercial loans	-	-	-
Consumer loans	16	103	-
Total	$777	$108	$-
	=========	=========	==========

	September 30, 1999

		Past Due
	Nonaccural	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in Thousands)

Real estate loans	$11	$103	$-
Commercial loans	109	53	-
Consumer loans	36	199	-
Total	$156	$355	$-
	=========	=========	==========

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

Other income for the three months ended September 30, 2000, increased by $37,000 or 8.1% compared to the same period in 1999. Service charges increased $49,000 and other operating income increased by $22,000. These increases in other income were partially offset by decreases in gain on sale of loans of $22,000 and loss on sales of securities of $10,000. Other income for the nine months ended September 30, 2000, increased by $56,000 or 3.9% compared to the same period in 1999. Service charges increased $127,000, and other operating income increased by $36,000. These increases in other income were offset by decreases in mortgage origination fees of $78,000, gain on sale of loans of $6,000, and loss on sale of securities of $23,000.

Other expenses increased by approximately $219,000 or 10% for the three months ended September 30, 2000 compared to the same period in 1999. The increase is due primarily to an increase in salaries and employee benefits of $133,000. The increase in salaries and employee benefits is due to the addition of nine employees and normal increases in employee benefits. Equipment and occupancy expenses increased by 36,000 due to depreciation and maintenance of equipment purchased for the implementation of check imaging and the opening of an additional branch. Other expenses increased by approximately $859,000 or 13.1% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase is due primarily to an increase in salaries and employee benefits of $536,000. The increase in salaries and employee benefits is due to the addition of nine employees and normal increases in employee benefits. Equipment expenses increased by $107,000 due to depreciation and maintenance of equipment purchased for the implementation of check imaging and the opening of an additional branch. The remainder of the increase in other expenses includes $205,000 in one-time merger expenses in operating expenses.

Income tax expense increased by $308,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The effective tax rate for the nine month period was 35%, compared to 33% for the same period in 1999. This increase reflects non-deductible merger expenses related to the merger of GB&T Bancshares and UB&T Financial Services Corporation.

Net income increased by $142,000 for the three months ended September 30, 2000 compared to the same period in 1999. Net income increased by $397,000 for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in net income is attributable to growth in interest earning assets.

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

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit 27 -- Financial Data Schedule

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE: 11/10/2000	BY: /s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE: 11/10/2000	BY: /s/ Gregory L. Hamby
Gregory L. Hamby
Chief Financial Officer