Form 10-K405
period 2000-12-31
GB&T BANCSHARES INC
filed 2001-04-02
CIK 1061068

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

/_/ Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-24203

                              GB&T BANCSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                 58-2400756
    -------------------------------                -------------------
   (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification No.)

         500 Jesse Jewell Parkway, S.E.
            Gainesville, Georgia                               30501
- ---------------------------------------                     -----------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code  (770) 532-1212

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class        Name of each exchange on which registered:
                                     NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK, PAR VALUE $5.00

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No/_/

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 1, 2001, the aggregate market value of our voting common stock held by nonaffiliates was approximately $35,705,497.

         As of March 1, 2001, we had issued and outstanding 2,766,138 shares of the 10,000,000 authorized shares of its $5.00 per value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I and II of this report.

         Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2000 fiscal year end are incorporated by reference into
Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         GB&T Bancshares, Inc. (the "Company") was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. At December 31, 2000, we had two wholly-owned subsidiaries, Gainesville Bank & Trust and United Bank & Trust (collectively, the "Banks"), and also held common stock in three other banks in Georgia, representing a less than 5% ownership in each bank. Our current plans include aggressively exploring opportunities through mergers and acquisitions. Currently, there are no employees of the Company.

GAINESVILLE BANK & TRUST

         Gainesville Bank & Trust ("GB&T") located in Gainesville, Hall County, Georgia was incorporated under the laws of the State of Georgia in 1987 and commenced operations as a state-chartered, FDIC-insured bank on February 1, 1988.

         GB&T conducts business from its main office facility at 500 Jesse Jewell Parkway, Gainesville, Georgia, which is owned equally by GB&T and one of the Company's directors. GB&T currently occupies seventy-nine percent of this facility. The remainder of this facility is available for lease and approximately 5,900 square feet in the building is currently under lease to two tenants unrelated to GB&T. GB&T operates four other branches in Gainesville, Georgia, one branch in Oakwood, Georgia and one branch in Buford, Georgia.

         GB&T provides a full range of banking services to customers within its primary market area of Hall County and surrounding counties. GB&T offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity, automobile and credit card loans. GB&T also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities, 24-hour automated teller machines, Internet banking, telephone banking and limited trust services.

UNITED BANK & TRUST

         United Bank & Trust ("UB&T") is located in Rockmart, Polk County, Georgia and was incorporated under the laws of the State of Georgia in 1988 and commenced operations as an FDIC-insured state-chartered bank on January 16, 1990. On February 29, 2000, UB&T was acquired by the Company in a business combination accounted for as a pooling of interests. All prior year financial statements have been restated to include UB&T.

         UB&T conducts business from its main office facility at 129 East Elm Street, Rockmart, Georgia. UB&T currently operates a branch in Cedartown, Georgia.

         UB&T provides a full range of banking services to customers within its primary market area of Polk County and surrounding counties. UB&T offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. UB&T also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machines.

MARKET AREA AND COMPETITION

         GB&T competes primarily with other commercial banks. In addition, GB&T competes with other financial institutions, including credit unions and various other finance companies. The banking business continues to be very competitive in the Hall County and Polk County markets. The banking industry also continues to experience increased competition for deposits from brokerage firms and money market funds.

         As a whole, the banking industry in Georgia is highly competitive. We compete with institutions, many of which have much greater financial resources than our banks, and which are able to offer more services to their customers. In recent years, intense market demands, economic pressures, and increased customer awareness of products, services, and the availability of electronic services have forced banks to diversify their services and become more cost effective. Our Banks continually face strong competition in attracting and retaining deposits and loans.

         Management expects that competition will continue in the future due to statewide branching laws that became effective in 1998 and the entry of additional bank and nonbank competitors.

LENDING ACTIVITIES

         We originate loans primarily secured by single family residences, residential construction, owner-occupied commercial buildings, and other loans to small businesses and individuals. In addition, loans are made to small- and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

         In addition, GB&T originates loans to small businesses secured by real estate and other collateral, which loans are in part (up to 75% of each loan) guaranteed by the U.S. Small Business Administration ("SBA").

         Our commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as occasional letters of credit. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and frequently by mortgages on their personal residences.

         We provide commercial and consumer installment loans to our customers. Such loans are typically of multiple-year duration and, if not variable rate, are repriced after short periods (one to five years), which intended to minimize our rate risk. Commercial installment loans generally finance commercial equipment and real estate, while consumer installment loans typically finance automobiles, consumer products, or home improvements.

         Risks associated with loans made by us include, but are not limited to, the real estate market in Hall County, Polk County, and surrounding counties, fraud, deteriorating or non-existing collateral, general economic conditions, interest rate risk, and deteriorating borrower financial conditions.

         Our Board of Directors establishes and periodically reviews the Banks' lending policies and procedures. State banking regulations provide that no secured loan relationship may exceed 25% of the Banks' statutory capital and no unsecured loan relationship may exceed 15% of statutory capital, except in very limited circumstances. Our Banks occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds the Banks' legal lending limits.

DEPOSITS

         Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities. We obtain most of our deposits from individuals and businesses in our market area. A secondary source of funding is through advances from the Federal Home Loan Bank and other borrowings which enable us to borrow funds at rates and terms, which at times, are more beneficial to us than comparable deposits.

         We do not solicit deposits by offering depositors rates of interest on certificates of deposit or money market accounts significantly above rates paid by other local competitors. We solicit brokered deposits on a limited basis.

SECURITIES

         After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in Federal funds with our correspondents and primarily act as a net seller of such funds. The sale of Federal funds amounts to a short term loan from us to another bank. Risks associated with securities include, but are not limited to, market interest rate fluctuations, maturity, and concentration.

ASSET/LIABILITY MANAGEMENT

         It is our objective to manage our assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, securities, borrowing and capital policies. Certain officers are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories from individuals and businesses. Management seeks to invest the largest portion of our assets in loans.

         Our asset-liability mix is monitored on a periodic basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Banks' Board of Directors on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on our earnings.

         We have grown from our initial capital base of $7 million to a total asset base of approximately $356 million. The continued growth in total assets and loans has been generated almost exclusively from deposits obtained from our market areas. The loan portfolio of $275 million as of December 31, 2000 is comprised of commercial loans ($20 million), real estate loans, including real estate construction, acquisition and development loans as well as loans for other purposes which are secured by real estate ($229 million), and consumer and other loans ($26 million). We are not currently engaged in any nonbanking activities.

EMPLOYEES

         As of December 31, 2000, we had 130 full-time equivalent employees, of which 96 were employed by GB&T and 34 were employed by UB&T. We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

                           REGULATION AND SUPERVISION

         We are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past decade and additional changes have been proposed. Legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

GRAMM-LEACH-BLILEY ACT

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

         (a)      prohibits    non-financial    entities   from   acquiring   or
                  establishing a thrift while grandfathering existing thrifts owned by non-financial entities;

         (b) establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms;

         (c) contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions; and

         (d) provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

         One purpose of the legislation was to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the legislation may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible for us to predict the full effect that the Gramm-Leach-Bliley Act will have on our business and operations. From time to time other changes may be proposed to laws affecting the banking industry, and these changes could have a material affect on our business and prospects. We cannot predict the nature or extent of the effect on our business and earnings of fiscal or monetary policies, or new federal or state legislation.

THE COMPANY

         Because we own all the outstanding common stock of the Banks, we are a bank holding company under the federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia, which includes specific bank holding company statutes.

         The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

         o        banking and managing or controlling banks;

         o        furnishing   services  to  or  performing   services  for  our
                  subsidiaries; and

         o        engaging  in  other   activities   that  the  Federal  Reserve
                  determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o        acquiring substantially all the assets of any bank;

         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

         o        merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         o        making or servicing loans and certain types of leases;

         o        engaging  in  certain   insurance   and   discount   brokerage
                  activities;

         o        performing certain data processing services;

         o acting in certain circumstances as a fiduciary or investment or financial adviser;

         o        owning savings associations; and

         o        making   investments  in  certain   corporations  or  projects
                  designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, a bank holding company is able to borrow money to make a capital contribution to a subsidiary bank, and these loans may be repaid from dividends paid from the bank to the holding company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their bank subsidiaries and to commit resources to support such subsidiaries in circumstances in which they might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         Georgia State Regulation. As a bank holding company registered under the Financial Institutions Code of Georgia, we are subject to limitations on sale or merger and to regulation by the Georgia Department of Banking and Finance. Prior to acquiring the common stock of a state bank, we must obtain the approval of the Department. We must also receive the Department's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between us and our subsidiaries.

THE BANKS

         The Banks are state banks incorporated under the laws of Georgia and subject to examination by the Georgia Department of Banking and Finance and the FDIC. Deposits in the Banks are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

         o        security devices and procedures;

         o        adequacy of capitalization and loss reserves;

         o        loans;

         o        investments;

         o        borrowings;

         o        deposits;

         o        mergers;

         o        issuances of securities;

         o        payment of dividends;

         o        interest rates payable on deposits;

         o        interest rates or fees chargeable on loans;

         o        establishment of branches;

         o        corporate reorganizations;

         o        maintenance of books and records; and

         o adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Georgia Department of Banking and Finance and FDIC require the Banks to maintain specified capital ratios and impose limitations on the Banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The Georgia Department of Banking and Finance and FDIC also require the Banks to prepare quarterly reports on the Banks' financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures. Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deemed necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         o        internal controls;

         o        information systems and audit systems;

         o        loan documentation;

         o        credit underwriting;

         o        interest rate risk exposure; and

         o        asset quality.

         Transactions With Affiliates and Insiders. The Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Banks' capital and surplus and, as to all affiliates combined, to 20% of the Banks' capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Banks are is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit:

         (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and

         (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A Georgia state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a state bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Banks' net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Georgia Department of Banking and Finance is required if the total of all dividends declared by a state bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. Under current Georgia law, the Banks may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Banks will be able to acquire existing banking operations in Georgia. Thus, one or more branch offices could be the result of merger, consolidation or purchase of assets of another bank pursuant to Georgia law.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Georgia Department of Banking and Finance, as applicable, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates. The Banks' loan operations are also subject to federal laws applicable to credit transactions, including, but not limited to:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         o the Real Estate Settlement Procedures Act of 1974, requiring lending institutions to provide consumers with thorough and timely information on the nature and costs of settlement, including a uniform settlement statement;

         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         o        the deposit operations of the bank also are subject to:

         o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.


         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that we are subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1% of risk-weighted assets. Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. GB&T is currently considered "adequately capitalized" and UB&T currently qualifies as "well capitalized". Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         o        submit a capital restoration plan;

         o        raise additional capital;

         o restrict their growth, deposit interest rates, and other activities;

         o        improve their management;

         o        eliminate management fees; or

         o        divest themselves of all or a part of their operations.

         Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels are currently more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         The FDIC Improvement Act requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of untraditional activities. We are uncertain what effect these regulations would have. Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary state and/or federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  PROPERTIES

         GB&T's main office is owned jointly by GB&T and Director Donald J. Carter. The three story building is located in downtown Gainesville at the intersection of Jesse Jewell Parkway and Race Street. GB&T occupies over 79% of the building, with remaining space presently leased to other tenants.

         GB&T has four branch locations in Gainesville, Georgia, one located in a leased shopping center facility at 2412 Old Cornelia Highway, in a small community just north of Gainesville, another located in a leased shopping center facility at 1210 Thompson Bridge Road, another located in a leased shopping center facility at 475 Dawsonville Highway, another located at 1403 Atlanta Highway, and the last located in Buford, Georgia.

         GB&T has two other branch banking facilities, one in Oakwood, Georgia and one in Buford, Georgia. Both branches are located in Hall County south of Gainesville.

         GB&T's main office and all of its branch offices have automated teller machines. GB&T also operates automated teller machines in a Gainesville-based retail shopping center at 975 Dawsonville Road and in the hospital atrium at 675 White Sulphur Road in Gainesville, Georgia.

         UB&T's main office is located at 129 East Elm Street near downtown Rockmart, Georgia.

         The main office is an office building owned by UB&T and contains approximately 8,000 square feet of finished space used for Bank offices, operations, storage, teller windows and the Bank lobby. The Bank building also has drive-in facilities and an automated teller machine with 24-hour access.

         UB&T's Cedartown branch is an office building owned by UB&T and contains approximately 4,700 square feet of finished space used for Bank offices, storage, computer back-up site, teller windows, and the Bank lobby. The Bank building also has drive-in facilities with an automated teller machine with 24-hour access.

         In the opinion of management, all properties including improvements and furnishings are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to, nor is any of our property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to our business, nor to the knowledge of the management are any such proceedings contemplated or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a) Our common stock was traded on the electronic bulletin board market under the symbol "GVLG" from September 26, 1996 through January 5, 1999. Effective January 5, 1999, we began listing our stock on The NASDAQ Stock Market under the symbol "GBTB." The following table sets forth the high and low closing sale prices for our common stock as reported on the respective markets.
                                                                    SALES PRICE
                 CALENDAR PERIOD                        LOW             HIGH
                 -----------------------------------   ----------   -----------

                 1999
                 First Quarter                      $      23.00    $     33.00
                 Second Quarter                            24.50          26.00
                 Third Quarter                             20.00          25.00
                 Fourth Quarter                            18.81          21.63

                 2000
                 First Quarter                      $      16.00    $     21.50
                 Second Quarter                            14.75          18.00
                 Third Quarter                             14.50          18.75
                 Fourth Quarter                            15.00          20.00

(b) As of March 1, 2001, there were approximately 964 holders of record of our common stock.

(c) We paid a $.29 and $.25 per share cash dividend on our common stock for the years ended December 31, 2000 and 1999, respectively. We anticipate continuing to pay a quarterly dividend in the future. Any declaration and payment of dividends will be based on our earnings, economic conditions, and the Board of Directors' evaluation of other relevant factors. Our ability to pay dividends will also be dependent on cash dividends paid to us by our Banks. The ability of our Banks to pay dividends to us is restricted by applicable regulatory requirements. See "Supervision and Regulation."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected historical financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes. All prior year financial information has been restated to include the business combination with UB&T Financial Services Corporation, which was accounted for as a pooling of interests.


                                                                         As of and For the Year Ended December 31,
                                                          ------------------------------------------------------------------------

                                                         2000             1999           1998            1997            1996
                                                       --------        --------        --------        --------        --------
                                                                (Amounts in thousands, except per share amounts)
          Total Loans                                  $275,369        $234,741        $168,138        $143,967        $111,039
          Total Deposits                                281,053         240,840         213,071         191,461         147,987
          Total Borrowings                               45,751          42,183           3,599           1,430           3,476
          Total Equity                                   24,659          21,518          20,211          18,521          16,676
          Total Assets                                  355,856         307,955         239,378         214,472         170,644

          Interest Income                                28,631          22,190          18,809          16,560          13,473
          Interest Expense                               15,171          10,374           9,234           8,048           6,208
            Net Interest Income                          13,460          11,816           9,575           8,512           7,265
          Provision for Loan Losses                         558           1,201             670             441             201
            Net Interest Income After Provision          12,902          10,615           8,905           8,071           7,064
          Non-Interest Income                             2,007           1,855           1,977           1,358           1,136
          Non-Interest Expense                            9,951           8,837           8,068           6,347           5,195
          Income Before Income Taxes                      4,958           3,633           2,814           3,082           3,005
          Provision for Income Taxes                      1,720           1,164             860           1,027           1,058
            Net Income                                    3,238           2,469           1,954           2,055           1,947

          Net Income Per Share:
            Basic                                          1.17             .90             .71             .75             .71
            Diluted                                        1.14             .86             .68             .75             .71

          Cash Dividends Declared Per Share                 .29             .25             .16             .18             .15
          Book Value Per Share                             8.91            7.79            7.36            6.90            6.24
          Weighted Average Shares:
            Basic                                         2,765           2,757           2,742           2,740           2,739
            Diluted                                       2,848           2,886           2,870           2,745           2,741


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this Annual Report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear, are not necessarily indicative of the results to be expected in future years.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

         Some of the statements made in this annual report (and in other documents to which we refer) are "forward-looking statements." When used in this document, the words "anticipate," "believe," "estimate," and similar expressions generally identify forward-looking statements. These statements are based on the beliefs, assumptions, and expectations of management, and on information currently available to those members of management. They are expressions of historical fact, not guarantees of future performance. Forward-looking statements include information concerning possible or assumed future results of our operations.

         Forward-looking   statements   involve   risks,   uncertainties,    and
assumptions, and certain factors could cause actual results to differ from results expressed or implied by the forward-looking statements, including:

         1. economic conditions (both generally and in the markets where we operate);

         2.       competition  from  other  companies  that  provide   financial
                  services similar to those offered by us;

         3.       government regulation and legislation;

         4.       changes in interest rates; and

         5. unexpected changes in the financial stability and liquidity of our credit customers


         We believe these forward-looking statements are reasonable. You should not, however, place undue reliance on these forward-looking statements, because our future results and shareholder values may differ materially from those expressed or implied by these forward-looking statements.

SUMMARY

         During 2000 and 1999, we continued to experience significant growth in interest-earning and total assets which has been funded by increases in deposits, borrowings, and the retention of net profits. We recorded net income of $3,238,000 and $2,469,000 for the years ended December 31, 2000 and 1999, respectively. Total equity at December 31, 2000 increased to $24,659,000 from $21,518,000, or $3,141,000 from December 31, 1999.

BALANCE SHEETS

         Our total assets increased $47.9 million or 15.6% for the year ended December 31, 2000 compared to $68.6 million or 28.6% for the same period in 1999. The increase in total assets for the year ended December 31, 2000 consists primarily of an increase in interest-earning assets of $46.3 million or 16.1% compared to an increase of $68.6 million or 31.3% during the same period in 1999. This decrease in growth was due to a slowing economy, greater competition and a reduction in the availability of capital.

         Our primary focus is to maximize earnings consistent with reasonable risks through lending activities. Any excess funds are invested according to our investment policy. Total loans increased 17.3% or $40.6 million for the year ended December 31, 2000. This increase is compared to an increase of 39.6% or $66.6 million during 1999. The increase in total loans for 2000 included a 33.5% increase in real estate loans, or $57.5 million, and decreases in commercial and consumer loans of $15.9 million and $574,000, respectively. The decrease in consumer loans resulted from a decrease in the availability of capital. For the past several years, the Gainesville/Hall County area has been experiencing significant changes in the local banking community. In addition, the economy in Gainesville, and Georgia as a whole, continues to be strong. As of December 31, 2000, our loan-to-deposit ratio was 98% compared to 97% in 1999. At December 31, 2000 and 1999, we had total outstanding borrowings of $45.8 million and $42.2 million, respectively. These funds have been used to fund loan growth, the majority of which was incurred during the year ended December 31, 1999. The utilization of borrowings to fund loan growth enabled us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. We had a loan-to-funds ratio of 84% and 83% at December 31, 2000 and 1999, respectively.

         During 2000, total deposits grew by $40.2 million, or 16.7% compared to an increase of $28.8 million or 13.0% in 1999. This increase in 2000 consists primarily of an increase in interest-bearing deposits of $32.7 million or 15.3% compared to an increase of $29.3 million or 15.9% during 1999. The significant increases in deposits during the past two years is a combination of more competitive pricing and what management believes is a continued movement of deposits from regional banks in the Gainesville and Rockmart areas. In addition, GB&T purchased $5,484,000 in brokered certificates of deposit during 1999 as an additional funding source, and the majority of these brokered deposits remained in the Bank at December 31, 2000. Noninterest bearing demand deposit increased by $7.6 million during 2000 compared to a $1.5 million decrease in 1999.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan volume have shown signs of declining slightly during the fourth quarter of 2000.

         We attempt to reduce these economic and credit risks not only by adherence to our lending policy, which includes loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we periodically review our lending policies and procedures.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, we maintain relationships with correspondent banks which could provide funds on short notice.

         Our liquidity and capital resources are monitored on a periodic basis by management and state and Federal regulatory authorities. At December 31, 2000, our liquidity ratio was 18.95% which was slightly below our target ratio of 20%. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2000, we had available borrowing capacity totaling approximately $35.1 million through various borrowing arrangements and available lines of credit. Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

         At December 31, 2000, our capital to asset ratios satisfy guidelines established by the regulatory authorities. During 2000, we increased our capital by retaining net earnings of $2.4 million. Unrealized gains on securities available for sale increased capital by $731,000 as a result.

         Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on its liquidity, capital resources, or operations.

Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

EFFECTS OF INFLATION

         The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature, many of which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. Through our asset-liability committees, we attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS - FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Our net yield on average interest-earning assets decreased to 4.34% in 2000 from 4.75% in 1999. In 2000, the average yield on interest-earning assets increased to 9.23% from 8.93% in 1999 while the average yield on interest-bearing liabilities increased to 5.60% in 2000 from 4.80% in 1999. The overall change in the interest rate spread from 1999 to 2000 was a decrease of 50 basis points. The change is a direct result of the increase in deposit rates during the year resulting from increased competition for deposits.

         The net yield on average interest-earning assets increased by 9 basis points to 4.75% from 4.66% for the year ended December 31, 1999 as compared to 1998. The increased net yield in 1999 is attributable to a reduction in the average rate paid on interest-bearing liabilities which decreased by 40 basis points. During this same period, the yield on interest-bearing assets decreased by only 23 basis points.

         Net interest income increased by $1.6 million to $13.5 million in 2000, compared to an increase of $2.2 million in 1999. The increase for both years continues to reflect the significant increase in interest-earning assets during 2000 and 1999. As shown in Table 1 and Table 2 included in this annual report, the change is the result of the increase in net volume, offset in part by a decline in the net interest margin in 2000.

         Provisions for loan losses decreased by $643,000 during 2000 compared to an increase of $530,000 during 1999. The provision for loan losses is the charge to operations which management believes is necessary to fund the allowance for loan losses. This provision is based on the growth of the loan portfolio, the amount of historical net charge-offs incurred and general economic conditions as well as the local economies. The allowance for loan loss was $3,421,000 or 1.24% of total loans at December 31, 2000 compared to $2,876,000 or 1.23% of total loans at December 31, 1999. We incurred net charge offs of $13,000, $458,000 and $283,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The percentage of net charge-offs to average loans outstanding was .01% and .23% for the years ended December 31, 2000 and 1999. The decrease in the provision for loan losses in 2000 and the increase in 1999 is due to significant identified potential losses and actual losses recognized at UB&T during 1999. Of the net charge-offs of $458,000 in 1999, $386,000 of the net charge-offs were incurred at UB&T. These losses resulted from weaknesses in loan administration and the turnover of three senior loan officers during 1999. Upon the hiring of a new management team at UB&T in the fourth quarter of 1999, an extensive review of the entire loan portfolio was completed, which resulted in the increased provision and net charge-offs. Net charge-offs for the year ended December 31, 2000 were $83,000 at UB&T while GB&T had net recoveries of

$70,000. The allowance for loan losses as a percentage of nonaccrual loans at December 31, 2000 was 311.8%, which was down from the previous two years. This decrease is due to nonaccrual loans increasing to $1,097,000 at December 31, 2000, from $64,000 at December 31, 1999. One loan constitutes sixty-nine percent of the total nonaccrual loans. Based on management's evaluation of these problem loans, we believe that current reserves are adequate to cover any potential losses. Based on management's evaluations, the allowance for loan losses is adequate to absorb potential losses on existing loans.

         Other income increased during 2000 by $151,000 compared to a decrease of $121,000 in 1999 and an increase of $619,000 in 1998. For the year ended December 31, 2000, the most significant portion of the net increase consisted of an increase of $157,000 in service charges on deposit accounts, an increase of $103,000 in trust fees, less a decrease of $55,000 in mortgage origination fees. For the same period in 1999, service charges increased by $125,000, trust fees increased by $55,000 and mortgage origination fees and gains on sale of loans both decreased by $95,000 and $179,000, respectively. The increases in service charges on deposit accounts reflects the continued growth in transaction accounts. Trust fee income has continued to increase since the inception of the trust department in 1997. The decreases in mortgage origination fees and gains on sale of loans over the past three years is an indication of rising interest rates which directly affects mortgage and SBA loan activity.

         Other expense increased $1,114,000 and $769,000 for the years ended December 31, 2000 and 1999, respectively. Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $787,000 and $505,000 for the years ended 2000 and 1999, respectively. The number of full-time equivalent employees increased by eight from December of 1999 to December of 2000 and by sixteen for the same period from 1998 to 1999, the majority of whom were hired in the later part of 1999. In addition to the additional salary expense related to new employees, we incurred increases due to increases in profit sharing contributions, health insurance costs, incentive compensation and normal salary increases for the years ended December 31, 2000 and 1999. Occupancy and equipment expenses increased by $170,000 and $142,000 for 2000 and 1999 primarily due to the increased number of branches. Other operating expenses increased 8% and 5%, respectively, for the years ended December 31, 2000 and 1999. Professional fees increased by $161,000 for the year ended December 31, 2000 due to additional legal and accounting fees incurred as a result of the business combination consummated in 2000. There were no other single significant changes in other operating expenses for the year end 2000 and 1999. The increases were considered normal increases and consistent with management's expectations.

         Income tax expense increased $556,000 to $1,720,000 in 2000 from $1,164,000 in 1999. The effective tax rate was 35% and 32% for the years ended December 31, 2000 and 1999, respectively. The increase in effective tax rate in 2000 was primarily attributable to disallowed expenses incurred in connection with the business combination.

         Net income increased by $769,000 for the year ended December 31, 2000, or by 31.1%. The increase in net income for the same period in 1999 was $516,000, or 26.4%. The increases in net income over the past three years is a combination of significant growth in interest-earning assets, moderate increases in other expenses and loan losses and increased non-interest income. The results over the past two years have been consistent with management's expectations.


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

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

TABLE 1 -  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
           INTEREST RATES AND INTEREST DIFFERENTIALS

                                                                            Years Ended December 31,
                                       -------------------------------------------------------------------------------------------
                                                2000                               1999                         1998
                                      ----------------------------    ---------------------------    -----------------------------
                                       Average    Income/  Yields/    Average      Income/  Yields/    Average    Income/  Yields/
                                      Balances(1) Expense   Rates    Balances(1)   Expense   Rates   Balances(1)  Expense   Rates
                                      -------      ------   ----      -------       ------    ----     -------     ------   -----
                                                                         (Dollars in Thousands)
Taxable securities                     44,232       2,831   6.40%      37,596        2,238    5.95%     36,987      2,316    6.26
Nontaxable securities (5)               7,187         311   4.33        4,832          201    4.16       4,583        212    4.63
Federal funds sold                      2,602         175   6.73        5,537          303    5.47      11,167        622    5.57
Interest-bearing deposits in banks        707          34   4.81        1,506           89    5.91       1,984        102    5.14
Loans (2) (4)                         255,382      25,280   9.90      199,051       19,359    9.73     150,597     15,557   10.33
                                      -------      ------   ----      -------       ------    ----     -------     ------   -----

Total interest-earning assets         310,110      28,631   9.23%     248,522       22,190    8.93%    205,318     18,809    9.16%

Unrealized losses on securities       (1,073)                            (269)                             209
Allowance for loan losses             (3,232)                          (2,390)                          (1,974)
Cash and due from banks                 9,289                           8,755                            6,839
Other assets                           15,408                          11,805                           11,773
                                       ------                          ------                           ------

     Total                            330,502                         266,423                          222,165
                                      =======                         =======                          =======

Interest-bearing demand & savings      65,979       2,263   3.43       66,619        1,924    2.89      59,087      2,023   3.42
Time                                  157,252      10,070   6.40      128,903        7,349    5.70     115,983      7,087   6.11
Borrowings                             47,641       2,836   5.95       20,826        1,101    5.29       2,486        123   4.95
                                      -------      ------   ----      -------       ------    ----     -------     ------   -----

Total interest-bearing liabilities    270,872      15,169   5.60%     216,348       10,374    4.80%    177,556      9,233   5.20%
                                                   ------   ----      -------       ------    ----     -------     ------   -----

Noninterest-bearing demand             31,879                          26,343                           22,157
Other liabilities                       5,950                           2,989                            2,750
Stockholders' equity (3)               21,801                          20,743                           19,702
                                       ------                          ------                           ------

     Total                            330,502                         266,423                          222,165
                                      =======                         =======                          =======

Net interest income                                13,462                           11,816                          9,576
                                                   ======                           ======                          =====

Net interest spread                                         3.63%                             4.13%                         3.96%
Net yield on average
   interest-earning assets                                  4.34%                             4.75%                         4.66%

(1)      Average balances were determined using the daily average balances.
(2) Average balances of loans include nonaccrual loans and are net of deferred interest and fees.
(3) Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders' equity at $(670,000), $(169,000), and $114,000 for 2000, 1999, and 1998, respectively.
(4) Interest and fees on loans include $1,595,000, $1,765,000, and $1,390,000 of loan fee income for the years ended December 31, 2000, 1999, and 1998, respectively.
(5) Yields on nontaxable securities are not presented on a tax-equivalent basis.

TABLE 2 - RATE AND VOLUME ANALYSIS

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                                            Years Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                              2000 to 1999                            1999 to 1998
                                                  --------------------------------------  --------------------------------------
                                                           Increase (decrease)                     Increase (decrease)
                                                            due to change in                        due to change in
                                                     Rate         Volume         Net         Rate          Volume         Net
                                                  -----------    ----------    ---------  ------------    ---------     --------
                                                                             (Dollars in Thousands)
   Income from interest-earning assets:
      Interest and fees on loans                  $     344    $    5,577   $    5,921    $     (838)  $    4,640    $   3,802
      Interest on taxable securities                    178           415          593          (116)          38          (78)
      Interest on nontaxable securities                   8           102          110           (24)          13          (11)
      Interest on Federal funds sold                     98          (226)        (128)          (11)        (308)        (319)
      Interest on interest-bearing
         deposits in other banks                        (15)          (40)         (55)           20          (33)         (13)
                                                  -----------  ------------ ------------  ------------ ------------  -----------
             Total interest income                      613         5,828         6,441         (969)       4,350        3,381
                                                  -----------  ------------ ------------  ------------ ------------  -----------

   Expense from interest-bearing
      liabilities:
      Interest on interest-bearing demand
        deposits and savings deposits                   357           (18)         339          (563)         464          (99)
      Interest on time deposits                         975         1,746        2,721          (398)         660          262
      Interest on borrowings                            153         1,582        1,735             9          969          978
                                                  -----------  ------------ ------------  ------------ ------------  -----------
             Total interest expense                   1,485         3,310        4,795          (952)       2,093        1,141
                                                  -----------  ------------ ------------  ------------ ------------  -----------

             Net interest income                  $    (872)   $    2,518   $    1,646    $      (17)  $    2,257    $   2,240
                                                  ===========  ============ ============  ============ ============  ===========

ASSET/LIABILITY MANAGEMENT

          Our asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

          A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit the amount of changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

         We use a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 2% in net interest income and a 14% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 1% decrease in net interest income and a 16% increase in market value equity for a 200 basis point decrease in rates. Our policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios. Therefore, we are within our policy guidelines and are protected from any significant impact due to market rate changes.

          Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

          At December 31, 2000 our cumulative one year interest rate sensitivity gap ratio was 80%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate slower than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

         The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice based on our prepayment experience and other management assumptions. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                           After
                                                                           Three         After
                                                                          Months       One Year
                                                            Within          But           But
                                                            Three         Within        Within         After
                                                            Months       One Year     Five Years     Five Years      Total
                                                         -------------  ------------  ------------  ------------- -------------
                                                                                (Dollars in Thousands)
                                                         ----------------------------------------------------------------------
Interest-earning assets:
   Interest-bearing deposits                             $        225   $      -      $        99   $        -    $        324
   Federal funds sold                                           5,713          -              -              -           5,713
   Securities                                                   6,050        2,145         36,900          7,778        52,873
   Loans                                                      111,033       57,070        107,211             55       275,369
                                                         -------------  ------------  ------------  ------------- -------------

             Total interest earning assets                    123,021       59,215        144,210          7,833       334,279
                                                         -------------  ------------  ------------  ------------- -------------

Interest-bearing liabilities:
   Interest-bearing demand and savings                   $     70,474   $      -      $       -     $        -    $     70,474
   Time deposits                                               34,535      109,311         31,840            -         175,686
   Federal funds purchased and
      repurchase agreements                                    10,830          -              -              -          10,830
   Other borrowings                                               399        3,094         31,219            209        34,921
                                                         -------------  ------------  ------------  ------------- -------------

             Total interest-bearing liabilities          $    116,238   $  112,405    $    63,059   $        209  $    291,911
                                                         -------------  ------------  ------------  ------------- -------------

Interest rate sensitivity gap                            $      6,783   $  (53,190)   $    81,151   $      7,624  $     42,368
                                                         =============  ============  ============  ============= =============

Cumulative interest rate sensitivity gap                 $      6,783   $  (46,407)   $    34,744   $     42,368
                                                         =============  ============  ============  =============

Interest rate sensitivity gap ratio                              106%           53%          229%          3748%
                                                         =============  ============  ============  =============

Cumulative interest rate sensitivity gap ratio                   106%           80%          112%           115%
                                                         =============  ============  ============  =============



         We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 61% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

                              SECURITIES PORTFOLIO

         The carrying value at the dates indicated of securities are as follows:

                                                                                       December 31,
                                                                   -----------------------------------------------------
                                                                          2000               1999              1998
                                                                   -----------------  -----------------  ---------------
                                                                                  (Dollars in Thousands)
                                                                   -----------------------------------------------------
U. S. Treasury and U. S. government agencies and corporations      $         32,092   $         32,012   $       27,352
Mortgage-backed securities                                                   10,189              8,136            6,267
State and municipal securities                                                7,566              6,743            4,324
Equity securities (1)                                                         3,053              2,326              898
                                                                   -----------------  -----------------  ---------------
                                                                   $         52,900   $         49,217   $       38,841
                                                                   =================  =================  ===============

(1) Equity securities consist of Federal Home Loan Bank stock, The Bankers Bank stock and investments in three de novo banks. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

MATURITIES

        The amounts of debt securities as of December 31, 2000 are shown in the following table according to contractual maturities classified as; (1) one year or less; (2) after one year through five years; (3) after five years through ten years; and (4) after ten years.

                                                               U. S. Treasury
                                                               and Other U. S.
                                                             Government Agencies
                                                              and Corporations                   Municipal Securities
                                                                              Yield                               Yield
                                                           Amount              (1)              Amount            (1)(2)
                                                       ----------------    ------------   -----------------  -----------------
                                                                               (Dollars in Thousands)
                                                       -----------------------------------------------------------------------
MATURITY:
   One year or less                                    $         1,729         5.61 %     $            135         4.20 %
   After one year through five years                            30,012         6.10                  5,855         4.60
   After five years through ten years                              987         6.75                  1,576         4.86
   After ten years                                               9,553         6.96                    -            -
                                                       ----------------                   -----------------
                                                       $        42,281         6.29 %     $          7,566         4.65 %
                                                       ================                   =================

(1) Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2) Yields on municipal securities are not stated on a tax-equivalent basis.

                                 LOAN PORTFOLIO

TYPES OF LOANS

         Loans by type of collateral are presented below:


                                                                        December 31,
                                  -----------------------------------------------------------------------------------------
                                        2000              1999               1998              1997              1996
                                  ----------------   ---------------   ---------------  ----------------   ----------------
                                                                   (Dollars in Thousands)
                                  -----------------------------------------------------------------------------------------
Commercial                        $        20,352    $       36,272    $       21,816   $        25,211    $        14,498
Real estate - construction                 46,225            50,082            29,637            26,483             16,796
Real estate - mortgage (1)                182,390           121,198            95,812            74,094             63,906
Consumer                                   21,663            21,877            19,143            16,116             14,423
Other                                       4,739             5,312             1,730             2,050              1,416
                                  ----------------   ---------------   ---------------  ----------------   ---------------
                                         275,369            234,741           168,138           143,954            111,039
Less allowance for loan losses            (3,421)            (2,876)           (2,132)           (1,746)            (1,386)
                                  ----------------   ---------------   ---------------  ----------------   ----------------
Net loans                         $       271,948    $      231,865    $      166,006   $       142,208    $       109,653
                                  ================   ===============   ===============  ================   ================

(1) Real estate-mortgage loans are net of $164,000, $35,000, $37,000, $38,000, and $55,000 of deferred loan fees for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively.


         Total loans as of December 31, 2000 are shown in the following table according to contractual maturity of (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                (Dollars in
                                                                 Thousands)
                                                          ------------------
Maturity:
     One year or less                                     $         103,888
     After one year through five years                              141,311
     After five years                                                30,170
                                                          ------------------
                                                          $         275,369
                                                          ------------------

         The following table summarizes loans at December 31, 2000 with the due dates after one year for predetermined and floating or adjustable interest rates.

                                                             (Dollars in
                                                              Thousands)
                                                          -----------------

Predetermined interest rates                              $        136,019
Floating or adjustable interest rates                               35,462
                                                          -----------------
                                                          $        171,481
                                                          =================

RISK ELEMENTS

         The following table presents the aggregate of nonperforming loans for the categories indicated.

                                                                                         December 31,
                                                                  ------------------------------------------------------------
                                                                      2000        1999        1998        1997         1996
                                                                  ----------- ----------- ----------- ----------- ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------

Loans accounted for on a nonaccrual basis                         $    1,097  $       64  $      217  $       49  $        66

Loans contractually past due ninety days or more
to interest or principal payments and still
accruing                                                                 132         466         699         411          174

Loans,  the term of which  have been  renegotiated  to  provide a  reduction  or deferral of interest or principal because of
deterioration in the financial position of the borrower                  -           -           -           -            -

Loans now current about which there are serious  doubts as to the ability of the borrower to comply with present loan
repayment terms                                                          -           -           -           -            -


         The reduction in interest income associated with nonaccrual loans for the year ended December 31, 2000 is as follows:

                                                                                                               (Actual Dollars)
          Interest income that would have been recorded
          on nonaccrual loans under original terms                                                             $     151,129
                                                                                                               ==============

          Interest income that was recorded on nonaccrual loans                                                $      77,670
                                                                                                               ==============

         Management includes nonaccrual loans in its definition of impaired loans as determined by Financial Accounting Standards Board Statement Numbers 114 and 118.

         Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when: (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; or (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which would prevent the recognition of substantial losses.

COMMITMENTS AND LINES OF CREDIT

         We will, in the normal course of business, commit to extend credit in the form of letters of credit, lines of credit, and credit cards. The amount of outstanding loan commitments at December 31, 2000 and 1999 was $46.7 million and $53.7 million, respectively. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. We use the same credit and collateral policies for these off balance sheet commitments as we do for financial instruments that are recorded in the financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

                                                                                 December 31,
                                              ---------------------------------------------------------------------------
                                                   2000            1999            1998            1997            1996
                                                ---------       ---------       ---------       ---------       ---------
                                                                            (Dollars in Thousands)
                                              ---------------------------------------------------------------------------
Average amount of loans outstanding             $ 255,382       $ 199,051       $ 150,597       $ 128,374       $  99,483
                                                =========       =========       =========       =========       =========

Balance of allowance for loan losses
   at beginning of year                         $   2,876       $   2,133       $   1,746       $   1,386       $   1,224
                                                ---------       ---------       ---------       ---------       ---------

Loans charged off:
     Real estate                                      (22)             (3)            (99)           --              --
     Commercial                                       (36)            (33)           (157)            (43)            (26)
     Installment                                     (191)           (477)            (65)            (74)            (52)
     Credit cards                                     (11)             (8)             (6)             (3)             (4)
                                                ---------       ---------       ---------       ---------       ---------
                                                     (260)           (521)           (327)           (120)            (82)
                                                ---------       ---------       ---------       ---------       ---------

Recoveries of loans previously charged off:
     Real estate                                      131            --                 8               2            --
     Commercial                                        37              12              16               3               1
     Installment                                       79              46              20              34              41
     Credit cards                                    --                 5            --              --              --
                                                ---------       ---------       ---------       ---------       ---------
                                                      247              63              44              39              42
                                                ---------       ---------       ---------       ---------       ---------

Net loans charged off during the year                 (13)           (458)           (283)            (81)            (40)
                                                ---------       ---------       ---------       ---------       ---------

Additions to allowance charged
   to expense during year                             558           1,201             670             441             202
                                                ---------       ---------       ---------       ---------       ---------

Balance of allowance for loan losses
   at end of year                               $   3,421       $   2,876       $   2,133       $   1,746       $   1,386
                                                =========       =========       =========       =========       =========

Ratio of net loans charged off during
   the year to average loans
   outstanding                                       0.01%           0.23%           0.19%           0.06%           0.04%
                                                =========       =========       =========       =========       =========

         The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                          December 31,
                             ------------------------------------------------------------------------------------------------------
                                   2000                 1999                   1998                1997                  1996
                            --------------------  ---------------------  -------------------  ----------------  -------------------

                                       Percent                  Percent              Percent           Percent             Percent
                                       of Loans                 of Loans             of Loans         of Loans            of Loans
                                       in Each                 in Each               in Each           in Each             in Each
                                       Category                Category             Category          Category            Category
                                       to Total                to Total             to Total          to Total            to Total
                            Amount       Loans     Amount        Loans    Amount     Loans    Amount    Loans     Amount    Loans
                            ------       -----     ------        -----    ------     -----    ------    -----     ------    -----
                                                                        (Dollars in Thousands)
Commercial                   $  279        7.39%  $  234         15.45%  $  174      12.98%  $  143      17.51%  $  114     13.06%
Real estate-construction        461       16.79      387         21.33      288      17.63      235      18.40      186     15.13
Real estate-mortgage          2,196       66.23    1,847         51.64    1,369      56.98    1,121      51.47      889     57.55
Consumer and other              485        9.59      408         11.58      302      12.41      247      12.62      197     14.26
                             ------   ---------   ------     ---------   ------   --------   ------   --------   ------  --------
Total allowance              $3,421      100.00%  $2,876        100.00%  $2,133     100.00%  $1,746     100.00%  $1,386    100.00%
                             ======   ========    ======     =========   ======   ========   ======   ========   ======  ========


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the year in which such loans, in management's opinion, become uncollectible. Recoveries during the year are credited to this allowance. The factors that influence management's judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of trends and possible losses, current economic conditions and other relevant factors. Our allowance for loan losses was approximately $3,421,000 at December 31, 2000, representing 1.24% of total loans, compared with $2,876,000 at December 31, 1999, which represented 1.23% of total loans. The allowance for loan losses is evaluated and adjusted periodically based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible losses at December 31, 2000.

                                    DEPOSITS

         Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

                                                                         Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                    2000                     1999                     1998
                                            -------------------      --------------------      ---------------------
                                               Amount      Rate           Amount     Rate        Amount         Rate
                                               ------      ----           ------     ----        ------         ----
                                                                    (Dollars in Thousands)
Noninterest-bearing demand deposits         $   31,879      -   %    $    26,343      -   %    $    22,157      -   %
Interest-bearing demand and
   savings deposits                             65,979     3.43           66,919     2.89           59,087     3.42
Time deposits                                  157,252     6.40          128,903     5.70          115,983     6.11
                                            -----------              ------------              ------------

     Total deposits                         $  255,110               $   221,865               $   197,227
                                            ===========              ============              ============

(1)     Average balances were determined using the daily average balances.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months, and (3) over twelve months.
                                                               (Dollars in
                                                                 Thousands)
                                                             ----------------

           Three months or less                              $         5,828
           Over three through twelve months                           27,928
           Over  twelve months                                         4,409
                                                             ----------------
                        Total                                $        37,679
                                                             ================


                           RETURN ON EQUITY AND ASSETS

         The following rate of return information for the periods indicated is presented below.


                                                                       Years Ended December 31,
                                                      --------------------------------------------------------
                                                           2000               1999                1998
                                                      ----------------   ----------------    ----------------
           Return on assets (1)                                .98 %              .93 %               .88 %
           Return on equity (2)                              14.85              11.90                9.92
           Dividend payout ratio (3)                         25.44              29.07               23.53
           Equity to assets ratio (4)                         6.60               7.79                8.87

(1)      Net income divided by average total assets.
(2)      Net income divided by average equity.
(3)      Dividends declared per share divided by diluted earnings per share.
(4)      Average equity divided by average total assets.


                              SHORT TERM BORROWINGS

OTHER BORROWINGS

         As part of our operating strategy, we have utilized Federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing Federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which have no stated maturities, except for certificates of deposit, which are interest rate sensitive and which are subject to withdrawal from us at any time. At December 31, 2000, we had $10,830,000 in outstanding Federal funds purchased and securities sold under repurchase agreements.

         The following table sets forth certain information regarding Federal funds purchased and securities sold under repurchase agreements at or for the years ended on the dates indicated:

                                                                                   At or For the Year Ended
                                                                                         December 31,
                                                                      ---------------------------------------------------
                                                                             2000             1999               1998
                                                                      ---------------   ---------------    --------------
                                                                                    (Dollars in Thousands)
Average balance outstanding                                           $       13,736    $        7,261     $       1,886
Maximum amount outstanding at any month-end during the year                   18,238            13,859             5,028
Balance outstanding at end of year                                            10,830            12,969             2,060
Weighted average interest rate during year                                     5.90%             4.65%             4.70%
Weighted average interest rate at end of year                                  6.08%             5.25%             3.94%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is our policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

         GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a "Prime" rate and thus respond with less volatility to a market rate change.

         We use a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 2% in net interest income and a 14% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 1% decrease in net interest income and a 16% increase in market value equity for a 200 basis point decrease in rates. Our policy is to allow no more than +- 8% change in net interest income and no more than +- 25% change in market value equity for these scenarios. Therefore, we are within our policy guidelines and are protected from any significant impact due to market rate changes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - Three Years Ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Comprehensive Income - Three Years Ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Stockholders' Equity - Three Years Ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows - Three Years Ended December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable


                                    PART III
                                    -------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement used in connection with our 2001 Annual Shareholders Meeting is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2001 Annual Shareholders meeting is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement used in connection with our 2001 Annual Shareholders meeting is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" in the Proxy Statement used in connection with our 2001 Annual Shareholders meeting is incorporated herein by reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8K

         (a)      Contents:

                  1.     Consolidated financial statements:

                           (a)      G B & T Bancshares, Inc. and Subsidiaries:

                                    (i)      Consolidated   Balance   Sheets   -
                                             December 31, 2000 and 1999

                                    (ii)     Consolidated Statements of Income -
                                             Three  Years  Ended   December  31,
                                             2000, 1999, and 1998

                                    (iii)   Consolidated      Statements      of
                                            Comprehensive  Income - Three  Years
                                            Ended  December 31, 2000,  1999, and
                                            1998

                                    (iv)    Consolidated      Statements      of
                                            Stockholders'  Equity - Three  Years
                                            Ended  December 31, 2000,  1999, and
                                            1998

                                    (v)      Consolidated   Statements  of  Cash
                                             Flows - Three Years Ended  December
                                             31, 2000, 1999, and 1998

                 (vi) Notes to Consolidated Financial Statements

                  2.     Financial statement schedules:

                         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b)      Reports of Form 8-K:

                  We did not file a report on Form 8-K during the last quarter of 2000.

         (c)      Exhibits:

              Exhibit
                No.                           Description
              -------          -------------------------------------------------



               3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, filed on September 24, 1998)

               3.2 By-Laws of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, filed on September 24,
                              1998)

               4.1 See Exhibits 3.1 and 3.2 herein for provisions of the Registrant's Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant

               10.1 Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, filed on September 24, 1998)

               10.2 Agreement and Plan of Reorganization between UB&T Financial Services Corporation and GB&T
                              Bancshares, Inc., dated October 14, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Proxy Statement/Prospectus on Form S-4, filed on December 20, 1999, as amended)

               10.3 Employment Agreement between Gainesville Bank and Trust and Richard A. Hunt

               21.1           Subsidiaries of the Registrant.

                              GB&T BANCSHARES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                      PAGE

INDEPENDENT AUDITOR'S REPORT...........................................F-2

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.......................................F-3
     CONSOLIDATED STATEMENTS OF INCOME.................................F-4
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME...................F-5
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...................F-6
     CONSOLIDATED STATEMENTS OF CASH FLOWS.......................F-7 and 8
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................F-9-31

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
GB&T Bancshares, Inc. and Subsidiaries
Gainesville, Georgia

         We have audited the accompanying consolidated balance sheets of GB&T BANCSHARES, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Mauldin & Jenkins, LLC

MAULDIN & JENKINS, LLC


Atlanta, Georgia
February 2, 2001

                                      GB&T BANCSHARES, INC.
                                         AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 2000 AND 1999

                                 ASSETS                           2000                  1999
                                 ------                       -------------        -------------

Cash and due from banks                                       $  10,594,921        $  10,053,409
Interest-bearing deposits in banks                                  323,675            1,511,021
Federal funds sold                                                5,712,991            2,532,190
Securities available-for-sale                                    52,900,444           49,217,360

Loans                                                           275,368,683          234,740,962
Less allowance for loan losses                                    3,420,576            2,875,764
                                                              -------------        -------------
          Loans, net                                            271,948,107          231,865,198
                                                              -------------        -------------

Premises and equipment                                            8,139,722            6,848,180
Other assets                                                      6,236,214            5,927,172
                                                              -------------        -------------

          Total assets                                        $ 355,856,074        $ 307,954,530
                                                              =============        =============

                  Liabilities and Stockholders' Equity

Deposits

    Noninterest-bearing                                       $  34,892,127        $  27,336,073
    Interest-bearing                                            246,160,526          213,503,831
                                                              -------------        -------------
          Total deposits                                        281,052,653          240,839,904
Federal funds purchased and securities
   sold under repurchase agreements                              10,829,834           12,969,374
Other borrowings                                                 34,920,861           29,213,903
Other liabilities                                                 4,393,703            3,413,404
                                                              -------------        -------------
          Total liabilities                                     331,197,051          286,436,585
                                                              -------------        -------------

Commitments and contingencies

Stockholders' equity

    Common stock, par value $5; 10,000,000 shares
        authorized, 2,766,138 and 2,763,949 shares
        issued and outstanding, respectively                     13,830,690           13,819,745
    Capital surplus                                               1,144,702            1,141,528
    Retained earnings                                             9,666,076            7,270,006
    Accumulated other comprehensive income (loss)                    17,555             (713,334)
                                                              -------------        -------------

          Total stockholders' equity                             24,659,023           21,517,945
                                                              -------------        -------------

          Total liabilities and stockholders' equity          $ 355,856,074        $ 307,954,530
                                                              =============        =============

See Notes to Consolidated Financial Statements

                                                    GB&T BANCSHARES, INC.
                                                      AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME
                                        YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000                  1999                  1998
                                                                     ------------         ------------         ------------
INTEREST INCOME
    Loans                                                            $ 25,279,927         $ 19,358,481         $ 15,557,429
    Taxable securities                                                  2,831,310            2,237,447            2,316,121
    Nontaxable securities                                                 311,361              201,112              211,678
    Federal funds sold                                                    175,023              303,383              621,706
    Deposits in banks                                                      33,748               89,335              102,265
                                                                     ------------         ------------         ------------
          Total interest income                                        28,631,369           22,189,758           18,809,199
                                                                     ------------         ------------         ------------

INTEREST EXPENSE
    Deposits                                                           12,333,905            9,273,339            9,110,315
    Federal funds purchased, securities sold under
       repurchase agreements and other borrowings                       2,836,968            1,100,724              123,274
                                                                     ------------         ------------         ------------
          Total interest expense                                       15,170,873           10,374,063            9,233,589
                                                                     ------------         ------------         ------------

          Net interest income                                          13,460,496           11,815,695            9,575,610
PROVISION FOR LOAN LOSSES                                                 558,000            1,200,733              670,250
                                                                     ------------         ------------         ------------
          Net interest income after provision for loan losses          12,902,496           10,614,962            8,905,360
                                                                     ------------         ------------         ------------

OTHER INCOME
    Service charges on deposit accounts                                 1,247,754            1,090,624              965,324
    Other service charges and fees                                         30,096               24,040               22,525
    Security transactions, net                                            (24,541)              (2,071)              74,788
    Mortgage origination fees                                             155,302              209,974              304,754
    Gain on sale of loans                                                  53,001               96,661              276,001
    Trust fees                                                            202,593              100,108               45,484
    Other operating income                                                342,772              336,227              288,165
                                                                     ------------         ------------         ------------
          Total other income                                            2,006,977            1,855,563            1,977,041
                                                                     ------------         ------------         ------------

OTHER EXPENSES
    Salaries and employee benefits                                      5,624,070            4,836,705            4,331,297
    Equipment expenses                                                    903,573              839,985              713,410
    Occupancy expenses                                                    646,825              590,833              575,229
    Other operating expenses                                            2,777,046            2,569,816            2,448,358
                                                                     ------------         ------------         ------------
          Total other expenses                                          9,951,514            8,837,339            8,068,294
                                                                     ------------         ------------         ------------

          Income before income taxes                                    4,957,959            3,633,186            2,814,107

INCOME TAX EXPENSE                                                      1,719,806            1,163,883              860,488
                                                                     ------------         ------------         ------------

          Net income                                                 $  3,238,153         $  2,469,303         $  1,953,619
                                                                     ============         ============         ============

BASIC EARNINGS PER SHARE                                             $       1.17         $       0.90         $       0.71
                                                                     ============         ============         ============
DILUTED EARNINGS PER SHARE                                           $       1.14         $       0.86         $       0.68
                                                                     ============         ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    GB&T BANCSHARES, INC.
                                                      AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                           2000                1999               1998
                                                                        -----------        -----------         -----------
Net income                                                              $ 3,238,153        $ 2,469,303         $ 1,953,619
                                                                        -----------        -----------         -----------

Other comprehensive income (loss):

        Unrealized holding gains (losses) arising during period,
            net of tax (benefits) of $431,677, $(539,519) and
            and $90,492, respectively                                       715,674           (894,060)            158,285

         Reclassification adjustment for (gains) losses realized
            in net income, net of (taxes) benefits of $9,326,
            $704 and $(25,428), respectively                                 15,215              1,367             (49,360)
                                                                        -----------        -----------         -----------

Other comprehensive income (loss)                                           730,889           (892,693)            108,925
                                                                        -----------        -----------         -----------

Comprehensive income                                                    $ 3,969,042        $ 1,576,610         $ 2,062,544
                                                                        ===========        ===========         ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             GB&T BANCSHARES, INC.
                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                     Common Stock
                                                          ---------------------------------       Capital
                                                            Shares               Par Value        Surplus
                                                         ------------         ------------      ------------
BALANCE, DECEMBER 31, 1997                                  1,676,160         $  8,380,800      $  2,002,750
    Restatement to reflect the pooling of
       interests with UB&T Financial Services
       Corporation at December 31, 1997 (Note 18)             646,803            3,234,015           802,268
                                                         ------------         ------------      ------------
BALANCE, DECEMBER 31, 1997, AS RESTATED                     2,322,963           11,614,815         2,805,018
    Net income                                                   --                   --                --
    Options exercised                                              13                   65                75
    Stock dividend                                            419,011            2,095,055        (2,002,750)
    Dividends reinvested                                        3,964               19,820            64,484
    Dividends declared, $.16 per share                           --                   --                --
    Other comprehensive income                                   --                   --                --
                                                         ------------         ------------      ------------
BALANCE, DECEMBER 31, 1998                                  2,745,951           13,729,755           866,827
    Net income                                                   --                   --                --
    Options exercised                                           3,970               19,850             6,526
    Dividends reinvested                                       14,028               70,140           268,175
    Dividends declared, $.25 per share                           --                   --                --
    Other comprehensive loss                                     --                   --                --
                                                         ------------         ------------      ------------
BALANCE, DECEMBER 31, 1999                                  2,763,949           13,819,745         1,141,528
    Net income                                                   --                   --                --
    Options exercised                                           2,487               12,435             7,586
    Payment for fractional shares in
       connection with pooling of interest                       (298)              (1,490)           (4,412)
    Dividends declared, $.29 per share                           --                   --                --
    Other comprehensive income                                   --                   --                --
                                                         ------------         ------------      ------------
BALANCE, DECEMBER 31, 2000                                  2,766,138         $ 13,830,690      $  1,144,702
                                                         ============         ============      ============


                                               GB&T BANCSHARES, INC.
                                                  AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    (CONTINUED)


                                                                               Accumulated
                                                                                   Other                 Total
                                                              Retained          Comprehensive         Stockholders'
                                                              Earnings           Income (Loss)            Equity
                                                            ------------         ------------         ------------
BALANCE, DECEMBER 31, 1997                                  $  3,357,703         $     59,690         $ 13,800,943
    Restatement to reflect the pooling of
       interests with UB&T Financial Services
       Corporation at December 31, 1997 (Note 18)                673,099               10,744            4,720,126
                                                            ------------         ------------         ------------
BALANCE, DECEMBER 31, 1997, AS RESTATED                        4,030,802               70,434           18,521,069
    Net income                                                 1,953,619                 --              1,953,619
    Options exercised                                               --                   --                    140
    Stock dividend                                               (92,920)                --                   (615)
    Dividends reinvested                                            --                   --                 84,304
    Dividends declared, $.16 per share                          (456,387)                --               (456,387)
    Other comprehensive income                                      --                108,925              108,925
                                                            ------------         ------------         ------------
BALANCE, DECEMBER 31, 1998                                     5,435,114              179,359           20,211,055
    Net income                                                 2,469,303                 --              2,469,303
    Options exercised                                               --                   --                 26,376
    Dividends reinvested                                            --                   --                338,315
    Dividends declared, $.25 per share                          (634,411)                --               (634,411)
    Other comprehensive loss                                        --               (892,693)            (892,693)
                                                            ------------         ------------         ------------
BALANCE, DECEMBER 31, 1999                                     7,270,006             (713,334)          21,517,945
    Net income                                                 3,238,153                 --              3,238,153
    Options exercised                                               --                   --                 20,021
    Payment for fractional shares in
       connection with pooling of interest                          --                   --                 (5,902)
    Dividends declared, $.29 per share                          (842,083)                --               (842,083)
    Other comprehensive income                                      --                730,889              730,889
                                                            ------------         ------------         ------------
BALANCE, DECEMBER 31, 2000                                  $  9,666,076         $     17,555         $ 24,659,023
                                                            ============         ============         ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          2000                 1999                  1999
                                                                     ------------         ------------         ------------
OPERATING ACTIVITIES
    Net income                                                       $  3,238,153         $  2,469,303         $  1,953,619
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                                      668,517              643,886              560,352
        Provision for loan losses                                         558,000            1,200,733              670,250
        Provision for losses on other real estate owned                      --                 92,954              289,000
        (Gain) loss on sale of securities available-for-sale               24,541                2,071              (74,788)
        (Gain) loss on sale of other real estate owned                    (17,290)               7,326                8,224
        (Gain) loss on disposal of premises and equipment                    (171)                --                 14,923
        Deferred income taxes                                             (70,492)            (303,463)            (259,244)
        (Increase) decrease in interest receivable                       (647,441)            (279,176)              45,307
        Increase (decrease) in interest payable                           866,001              892,166             (148,562)
        Other operating activities                                         (3,567)              88,121             (391,675)
                                                                     ------------         ------------         ------------

           Net cash provided by operating activities                    4,616,251            4,813,921            2,667,406
                                                                     ------------         ------------         ------------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks           1,187,346            1,070,780           (1,956,630)
    Purchases of securities available-for-sale                         (7,702,961)         (31,138,281)         (28,414,220)
    Proceeds from maturities of securities available-for-sale           2,197,487           16,778,780           24,616,335
    Proceeds from sales of securities available-for-sale                2,969,741            2,550,318            3,691,436
    Net (increase) decrease in federal funds sold                      (3,180,801)           7,276,328            2,337,656
    Net increase in loans                                             (40,968,776)         (67,223,322)         (25,199,855)
    Purchase of premises and equipment                                 (1,966,260)          (1,017,246)            (667,419)
    Disposals of premises and equipment                                     6,372                 --                   --
    Proceeds from sale of other real estate owned                         430,910              337,825              462,421
                                                                     ------------         ------------         ------------

           Net cash used in investing activities                      (47,026,942)         (71,364,818)         (25,130,276)
                                                                     ------------         ------------         ------------

FINANCING ACTIVITIES
    Net increase in deposits                                           40,212,749           27,768,068           21,610,931
    Net increase (decrease) in federal funds purchased
       and securities sold under repurchase agreements                 (2,139,540)          10,909,390            1,697,784
    Net increase in other borrowings                                    5,706,958           27,675,103              471,370
    Proceeds from issuance of common stock                                 20,021               26,376                  140
    Dividends reinvested                                                     --                338,315               84,304
    Dividends paid                                                       (842,083)            (634,411)            (457,002)
    Payment for fractional shares                                          (5,902)                --                   --
    Purchase of treasury stock                                               --                (50,975)            (355,559)
                                                                     ------------         ------------         ------------

         Net cash provided by financing activities                     42,952,203           66,031,866           23,051,968
                                                                     ------------         ------------         ------------

                                               GB&T BANCSHARES, INC.
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 2000                1999                 1998
                                                            ------------        ------------         ------------
Net increase (decrease) in cash and due from banks          $    541,512        $   (519,031)        $    589,098

Cash and due from banks at beginning of year                  10,053,409          10,572,440            9,983,342
                                                            ------------        ------------         ------------

Cash and due from banks at end of year                      $ 10,594,921        $ 10,053,409         $ 10,572,440
                                                            ============        ============         ============

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                            $ 14,304,872        $  9,481,897         $  9,382,151

        Income taxes                                        $  1,849,489        $  1,366,700         $  1,175,044

NONCASH TRANSACTIONS
    Principal balances of loans transferred to other
        real estate owned                                   $    327,867        $    163,093         $    732,385


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              GB&T BANCSHARES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

            GB&T Bancshares, Inc. (the "Company") is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust and United Bank & Trust (the "Banks"). Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and four branches located in Gainesville, one branch located in Oakwood, Georgia and one branch located in Buford, Georgia. United Bank & Trust is located in Rockmart, Polk County, Georgia with a branch in Cedartown, Georgia. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall and Polk County, respectively, and the surrounding counties.

         BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

         CASH, DUE FROM BANKS AND CASH FLOWS

            For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements, deposits and other borrowings are reported net.

            The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         SECURITIES

            Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

            Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LOANS

            Loans are reported at their outstanding unpaid principal balances less unearned income, including deferred fees and costs on originated loans, and the allowance for loan losses. Interest income is accrued on the unpaid balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan.

            The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

            The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

            The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

            A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         PREMISES AND EQUIPMENT

            Land is carried at cost.  Premises and  equipment are stated at cost
            less   accumulated   depreciation   computed   principally   by  the
            straight-line method over the estimated useful lives of the assets.

         OTHER REAL ESTATE OWNED

            Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $208,133 and $293,887 , respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         TRANSFERS OF FINANCIAL ASSETS

            Transfers  of  financial  assets  are  accounted  for as sales  when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

         INCOME TAXES

            Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         PROFIT-SHARING PLAN

            Profit-sharing plan costs are based on a percentage of individual employee's salary, not to exceed the amount that can be deducted for Federal income tax purposes.

         STOCK COMPENSATION PLANS

            Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

         EARNINGS PER SHARE

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

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COMPREHENSIVE INCOME

            Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

        RECENT DEVELOPMENTS

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
            (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES

            The amortized cost and fair value of securities available-for-sale are summarized as follows:

                                                                           GROSS             GROSS
                                                     AMORTIZED          UNREALIZED           UNREALIZED              FAIR
                                                       COST                GAINS               LOSSES               VALUE
                                                   ------------        ------------         ------------         ------------
          December 31, 2000:
             U. S. Government and agency
               securities                          $ 32,151,350        $     69,505         $   (128,394)        $ 32,092,461
             State and municipal securities           7,518,992              60,828              (14,209)           7,565,611
             Mortgage-backed securities              10,149,430              83,350              (43,822)          10,188,958
             Equity securities                        1,345,614                --                   --              1,345,614
             Federal Home Loan Bank stock             1,707,800                --                   --              1,707,800
                                                   ------------        ------------         ------------         ------------
                                                   $ 52,873,186        $    213,683         $   (186,425)        $ 52,900,444
                                                   ============        ============         ============         ============


          December 31, 1999:
             U. S. Government and agency
                Securities                         $ 32,987,749        $       --           $   (975,943)        $ 32,011,806
             State and municipal securities           6,808,804               5,055              (70,246)           6,743,613
             Mortgage-backed securities               8,239,001               2,868             (106,368)           8,135,501
             Equity securities                          917,440                --                   --                917,440
             Federal Home Loan Bank stock             1,409,000                --                   --              1,409,000
                                                   ------------        ------------         ------------         ------------
                                                   $ 50,361,994        $      7,923         $ (1,152,557)        $ 49,217,360
                                                   ============        ============         ============         ============

            The amortized cost and fair value of debt securities available-for-sale as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                  AMORTIZED             FAIR
                                                    COST                VALUE
                                                 -----------        -----------
               Due within one year               $ 1,859,349        $ 1,851,741
               Due from one to five years         35,757,037         35,730,074
               Due from five to ten years          2,053,956          2,076,257
               Mortgage-backed securities         10,149,430         10,188,958
                                                 -----------        -----------
                                                 $49,819,772        $49,847,030
                                                 ===========        ===========

            Securities with a carrying value of $30,203,269 and $21,616,616 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Gains and losses on sales of securities available-for-sale consist of the following:

                                                           Years Ended December 31,
                                                  -------------------------------------------
                                                    2000             1999             1998
                                                  --------         --------         --------
               Gross gains                        $   --           $  8,177         $ 89,091
               Gross losses                        (24,541)         (10,248)         (14,303)
                                                  --------         --------         --------
               Net realized gains (losses)        $(24,541)        $ (2,071)        $ 74,788
                                                  ========         ========         ========

NOTE 3.  LOANS

            The composition of loans is summarized as follows:

                                                                                            December 31,
                                                                               -----------------------------------
                                                                                    2000                  1999
                                                                               -------------         -------------
                   Commercial                                                  $  20,351,888         $  36,271,992
                   Real estate - construction                                     46,225,000            50,082,000
                   Real estate - mortgage                                        182,554,000           121,233,000
                   Consumer                                                       21,663,000            21,877,000
                   Other                                                           4,738,905             5,312,441
                                                                               -------------         -------------
                                                                                 275,532,793           234,776,433
                   Unearned income                                                  (164,110)              (35,471)
                   Allowance for loan losses                                      (3,420,576)           (2,875,764)
                                                                               -------------         -------------
                   Loans, net                                                  $ 271,948,107         $ 231,865,198
                                                                               =============         =============

            Changes in the allowance for loan losses are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                        2000                1999                1998
                                                    -----------         -----------         -----------
               Balance, beginning of year          $ 2,875,764         $ 2,132,616         $ 1,745,476
                  Provision for loan losses            558,000           1,200,733             670,250
                  Loans charged off                   (259,318)           (521,184)           (326,425)
                  Recoveries                           246,130              63,599              43,315
                                                   -----------         -----------         -----------
               Balance, end of year                $ 3,420,576         $ 2,875,764         $ 2,132,616
                                                   ===========         ===========         ===========

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following is a summary of information pertaining to impaired loans:

                                                                        as of and for the Years Ended December 31,
                                                                    ----------------------------------------------
                                                                       2000              1999               1998
                                                                    ----------        ----------        ----------

               Impaired loans without a valuation allowance         $   21,046        $     --          $   92,804
               Impaired loans with a valuation allowance             1,097,493           210,993           124,594
                                                                    ----------        ----------        ----------
               Total impaired loans                                 $1,118,539        $  210,993        $  217,398
                                                                    ==========        ==========        ==========
               Valuation allowance related to impaired loans        $  185,160        $  106,002        $   46,181
                                                                    ==========        ==========        ==========
               Average investment in impaired loans                 $  665,587        $  261,216        $  355,938
                                                                    ==========        ==========        ==========
               Interest income recognized on impaired loans         $   77,671        $     --          $    9,873
                                                                    ==========        ==========        ==========


            In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

               Balance, beginning of year        $ 5,708,898
                  Advances                         5,666,984
                  Repayments                      (3,302,172)
                                                 -----------
               Balance, end of year              $ 8,073,710
                                                 ===========

NOTE 4.  PREMISES AND EQUIPMENT

            Premises and equipment are summarized as follows:

                                                                                     December 31,
                                                                         ---------------------------------
                                                                             2000                 1999
                                                                         ------------         ------------

               Land                                                      $  1,597,915         $  1,587,915
               Buildings                                                    2,736,481            2,736,481
               Leasehold improvements                                       2,028,779            1,698,040
               Furniture and equipment                                      5,232,900            4,808,308
               Computer installation and construction in progress           1,198,214               28,200
                                                                         ------------         ------------
                                                                           12,794,289           10,858,944
               Accumulated depreciation                                    (4,654,567)          (4,010,764)
                                                                         ------------         ------------
                                                                         $  8,139,722         $  6,848,180
                                                                         ============         ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            At December 31, 2000, the Company's 50% interest in the Gainesville Bank & Trust main office banking facility with a carrying value (including land) of $1,613,909 was pledged to a bank to secure a $877,000 borrowing of a director who is the owner of the remaining 50% interest in the building.

            At December 31, 2000, computer installation and construction in progress consisted of costs incurred in constructing a new branch and renovations of the Gainesville Bank & Trust main office. Total estimated costs to complete both construction projects as of December 31, 2000 were approximately $1,551,000.

NOTE 5.  DEPOSITS

            The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $38,164,857 and $35,797,335, respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

                     2001             $143,347,981
                     2002               26,321,251
                     2003                3,481,861
                     2004                1,180,542
                     2005                  855,819
                    Thereafter                 427
                                      ------------
                                      $175,187,881
                                      ============

            The Company had brokered time deposits at December 31, 2000 of $5,485,386.

NOTE 6.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

            Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2000 and 1999 were $6,640,685 and $8,880,224, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  OTHER BORROWINGS

            Other borrowings consist of the following:

T
                                                                                                December 31,
                                                                                      ------------------------------
                                                                                           2000              1999
                                                                                      -----------        -----------
               FHLB advance, interest payable  semi-annually at 6.33%,                $   102,857        $   154,286
                  principal due in semi-annual installments of $25,714
                  Advance matures on November 13, 2002.  Advances
                  are secured by securities with a carrying value of $497,655
               FHLB advance, interest payable quarterly at 5.98%, principal                  --            6,000,000
                  due at maturity.  Advance matured on January 31, 2000
               FHLB advance, interest payable quarterly at the three month                   --            5,000,000
                  LIBOR rate plus six basis points, principal due at maturity
                  Advance matures on August 13, 2001
               FHLB advance, interest payable quarterly at 5.715%, principal            4,000,000          4,000,000
                  due at maturity.  Advance matures on July 30, 2004
               FHLB advance, interest payable quarterly at 5.26%, principal            10,000,000         10,000,000
                  due at maturity.  Advance matures on April 21, 2009
               FHLB advance, interest payable quarterly at 5.715%                       3,000,000          3,000,000
                  Advance matures on July 4, 2004
               FHLB advance, interest payable monthly at LIBOR rate                     6,000,000               --
                  minus .12%, principal due at maturity.  Advance matures
                  on February 11, 2002
               FHLB advance, interest payable quarterly at LIBOR rate                   3,000,000               --
                  minus .23%, principal due at maturity.  Advance matures
                  on May 19, 2003
               FHLB advance, interest payable quarterly at 6.07%,                       8,000,000               --
                  principal due at maturity.  Advance matures
                  on October 25, 2005
               Note payable to bank with interest due quarterly at prime                  419,000            411,000
                  less .50% or 9.0% at December 31, 2000.  Collateralized
                  by 451,105 shares of United Bank & Trust common stock
                  Principal is due in ten annual installments beginning
                  January 1, 2001
               Treasury, tax and loan note option account due on demand,                  399,004            648,617
                  bearing interest equal to the 90 day Treasury bill rate
                                                                                      -----------        -----------
                                                                                      $34,920,861        $23,154,286
                                                                                      ===========        ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Aggregate maturities of other borrowings as of December 31, 2000 are as follows:

                      2001                              $       492,333
                      2002                                    6,093,328
                      2003                                    3,041,900
                      2004                                    7,041,900
                      2005                                    8,041,900
                      Thereafter                             10,209,500
                                                        ----------------
                                                        $    34,920,861
                                                        ================

            The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgages, Federal Home Loan Bank stock, qualifying home equity loans and certain other qualifying specific loans.

NOTE 8.  DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

            In 1998, the Company adopted a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments which will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Company. For the years ended December 31, 1999 and 1998, 14,028 and 3,964 shares were purchased under the plan, respectively. There were no purchases of shares for the year ended December 31, 2000.

NOTE 9.  EMPLOYEE BENEFIT PLANS

        PROFIT SHARING PLAN

            The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $174,260, $124,511 and $79,275 for the years ended December 31, 2000, 1999 and 1998, respectively.

        DEFERRED COMPENSATION PLAN

            The Company has a deferred compensation plan providing for death and retirement benefits for certain officers. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the officers. Accrued deferred compensation of $117,824 and $65,730 is included in other liabilities as of December 31, 2000 and 1999, respectively. Cash surrender values of $1,844,914 and $1,762,666 on the insurance policies is included in other assets at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LEASES

            The Company leases the Gainesville Bank & Trust main office banking facility under a noncancelable operating lease agreement from 400 Church Street Properties, a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a director. The lease had an initial lease term of 10 years with four five-year renewal options.

            The Company also leases Gainesville Bank & Trust's Thompson Bridge, East Hall, and Atlanta Highway branches under noncancelable operating leases with initial lease terms of 5 years with three five year renewal options, and its Dawsonville Highway branch under a noncancelable operating lease with an initial term of 10 years with three five-year renewal options.

            Rental expense under all operating leases amounted to $434,352, $375,361 and $367,072 for the years ended December 31, 2000, 1999 and 1998, respectively.

            Future minimum lease payments on noncancelable operating leases are summarized as follows:

                      2001                             $      479,340
                      2002                                    445,265
                      2003                                    451,336
                      2004                                    445,148
                      2005                                    103,804
                      Thereafter                              113,024
                                                       --------------
                                                       $    2,037,917
                                                       ==============

NOTE 11. STOCK OPTIONS

            The Company has a 1992 stock option plan for key employees. Option prices reflect the fair market value of the Company's common stock on the dates the options are granted. These options expire five years from the grant date and vest in accordance with vesting schedules determined by the Board of Directors.

            The Company has a 1997 stock option plan reserving 325,000 shares of common stock for the granting of options to directors, officers, and employees. Option prices reflect the fair market value of the Company's common stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Other pertinent information related to the options is as follows:

                                                          2000                      1999                       1998
                                               ------------------------  ------------------------  ---------------------------
                                                              Weighted-                 Weighted-                  Weighted-
                                                              Average                   Average                    Average
                                                             Exercise                   Exercise                   Exercise
                                                  Shares       Price       Shares        Price        Shares        Price
                                               ------------  ---------   ---------     ----------  -----------    ------------
       Outstanding at beginning of year           267,867   $  11.06       264,612     $   10.64       270,250    $   10.38
          Granted                                  22,000      18.02         8,000        23.00           -
          Exercised                                (2,487)      8.05        (3,970)        6.64           (13)       10.80
          Terminated                              (11,830)     17.91          (775)       13.95        (5,625)        9.02
                                               ----------               ----------                 ----------
       Outstanding at end of year                 275,550   $  11.34       267,867     $  11.06    $  264,162          10.64
                                               ==========               ==========                 ==========

       Options exercisable at year-end            122,631   $  10.73       103,426    $   10.68        80,163   $    10.70
       Weighted-average fair value of options
          granted during the year                           $   7.80                  $   8.37                  $       -


            Information pertaining to options outstanding at December 31, 2000 is as follows:

                                                Options Outstanding                    Options Exercisable
                                      ------------------------------------------  ----------------------------
                                                    Weighted-
                                                     Average           Weighted-                    Weighted-
                                                    Remaining           Average                      Average
                      Range of          Number      Contractual         Exercise    Number          Exercise
                 Exercise Prices     Outstanding       Life              Price    Exercisable        Price
                 ---------------     -----------       ----              -----    -----------        -----
                 $6.40 - $8.40          6,875        1.0 year         $    8.11       4,250        $    8.09
                   $ 10.80            246,730        6.8 years            10.80     118,042            10.80
               $17.75 - $23.00         21,945        9.1 years            18.42         339            23.00
                                      -------                                       ------
                                      275,550        6.8 years        $   11.34     122,631        $   10.73
                                      =======                                       ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The Company applies Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                     Years Ended December 31,
                                                       -----------------------------------------------------
                                                           2000                1999                 1998
                                                       --------------     ----------------      ------------
                                                              (In Thousands, Except Per Share Data)
                                                       -----------------------------------------------------
        Net income                 As reported         $       3,238      $         2,469       $     1,954
                                   Pro forma           $       3,185      $         2,415       $     1,900

        Earnings per share         As reported         $        1.17      $           .90       $       .71
                                   Pro forma           $        1.15      $           .88       $       .69

        Earnings per share -       As reported         $        1.14      $           .86       $       .68
          assuming dilution        Pro forma           $        1.12      $           .84       $       .66


            The fair  value of each  option  grant is  estimated  on the date of
            grant  using  the  Black-Scholes   option-pricing   model  with  the
            following weighted-average assumptions:

                                                                       Years Ended December 31,
                                                           -------------------------------------------------
                                                                2000              1999             1998
                                                           ---------------   ----------------  -------------
        Dividend yield                                              1.25%              1.10%   $      1.40%
        Expected life                                            10 Years           10 years       10 years
        Expected volatility                                        25.74%             14.31%         12.96%
        Risk-free interest rate                                     6.24%              5.97%          5.97%

NOTE 12. INCOME TAXES

            The components of income tax expense are as follows:

                                                                  Years Ended December 31,

                                                  ----------------------------------------------------------
                                                       2000                  1999                 1998
                                                  ----------------     -----------------     ---------------
        Current                                   $    1,790,298       $     1,467,346       $   1,110,790
        Deferred                                         (70,492)             (287,548)           (259,244)
        Change in valuation allowance                       -                  (15,915)              8,942
                                                  ----------------     -----------------     ---------------
                                                  $    1,719,806       $     1,163,883       $     860,488
                                                  ================     =================     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                       Years Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                            2000                           1999                    1998
                                                  ---------------------------     -----------------------  -----------------------
                                                    Amount         Percent          Amount     Percent        Amount       Percent
                                                 -----------     -----------     -----------   --------     -----------    -------
               Tax provision at statutory rate   $ 1,685,706              34%    $ 1,235,284         34%    $   956,797         34%
                  Tax-exempt interest               (106,124)             (2)        (68,312)        (2)        (71,638)        (3)
                  Disallowed interest                 22,619               1          10,474       --             8,313       --
                  Life insurance                     (27,027)             (1)        (27,527)        (1)        (26,745)        (1)
                  State income taxes                  61,849               1          30,357          1           5,594       --
                  Merger expenses                     69,773               1           8,500       --              --         --
                  Other                               13,010               1         (24,893)      --           (11,833)      --
                                                 -----------     -----------     -----------   --------     -----------    -------
               Income tax expense                  1,719,806              35%    $ 1,163,883         32%    $   860,488         30%
                                                 ===========     ===========     ===========   ========     ===========    =======

            The components of deferred income taxes are as follows:

                                                                                                     2000                1999
                                                                                               ---------------     ---------------
                      Deferred tax assets:
                         Loan loss reserves                                                    $    1,101,849      $      927,363
                         Other real estate write-down                                                   2,008             159,272
                         Deferred compensation                                                         78,962              42,702
                         Organizational expenses                                                       13,674              19,080
                         Securities available-for-sale                                                    -               431,519
                         Deferred loan fees                                                            19,086                 -
                         Other                                                                          1,143               1,154
                                                                                               ---------------     ---------------
                                                                                                    1,216,722           1,581,090
                                                                                               ---------------     ---------------

                      Deferred tax liabilities:
                         Depreciation                                                                 126,834             133,408
                         Accretion of discount on securities                                            4,366               1,133
                         Securities available-for-sale                                                  9,484                  -
                                                                                               ---------------     ---------------
                                                                                                     140,684             134,541
                                                                                               ---------------     ---------------
                      Net deferred tax assets                                                  $  1,076,038        $    1,446,549
                                                                                               ===============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE

            Presented below is a summary of the components used to calculate basic and diluted earnings per share:

                                                                                     Years Ended December 31,
                                                                     ---------------------------------------------------------
                                                                          2000                 1999                 1998
                                                                     ---------------      ----------------     ---------------
                       Net income                                    $    3,238,153       $     2,469,303      $    1,953,619
                                                                     ===============      ================     ===============

                       Weighted average number of
                          common shares outstanding                       2,764,611             2,757,192           2,742,464
                       Effect of dilutive options                            83,559               128,777             127,937
                                                                     ---------------      ----------------     ---------------

                       Weighted average number of common
                          shares outstanding used to calculate
                          dilutive earnings per share                     2,848,170             2,885,969           2,870,401

                                                                     ===============      ================     ===============

NOTE 14. COMMITMENTS AND CONTINGENCIES

            The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

            The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                          December 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------

               Commitments to extend credit       $39,802,389       $47,366,000
               Standby letters of credit            2,222,058         2,345,435
               Credit card commitments              4,668,453         4,015,000
                                                  -----------       -----------
                                                  $46,692,900       $53,726,435
                                                  ===========       ===========

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Credit card commitments are granted on an unsecured basis.

            Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

            In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 15. CONCENTRATIONS OF CREDIT

            The Company originates primarily commercial, residential and consumer loans to customers in Hall and Polk County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual obligations is dependent on the local and metropolitan Atlanta, Georgia economies.

            Eighty-three percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Company's primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

            The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each Bank's statutory capital, or approximately $3,096,000 and $1,211,00 for Gainesville Bank & Trust and United Bank & Trust, respectively.

NOTE 16. REGULATORY MATTERS

            The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $1,787,000 of retained earnings were available for dividend declaration without regulatory approval.

            The  Company  and Banks are  subject to various  regulatory  capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

            Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Banks met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized Gainesville Bank & Trust as adequately capitalized and United Bank & Trust as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

            The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                             To be Well
                                                                                    For Capital           Capitalized Under
                                                                                      Adequacy            Prompt Corrective
                                                              Actual                  Purposes            Action Provisions
                                                     -------------------------  ---------------------   ----------------------
                                                        Amount        Ratio       Amount      Ratio       Amount       Ratio
                                                     -------------  ----------  -----------   -------   ------------  --------
                                                                              (Dollars in Thousands)
                                                     -------------------------------------------------------------------------
         As of December 31, 2000:
         Total Capital to Risk Weighted Assets:
         Consolidated                                $     28,062       9.87%   $   22,739        8%            N/A       N/A
         Gainesville Bank & Trust                    $     20,873       8.70%   $   19,202        8%    $    24,002       10%
         United Bank & Trust                         $      5,903      13.74%   $    3,438        8%    $     4,297       10%
         Tier I Capital to Risk Weighted Assets:
         Consolidated                                $     24,641       8.66%   $   11,379        4%            N/A       N/A
         Gainesville Bank & Trust                    $     18,203       7.58%   $    9,601        4%    $    14,401        6%
         United Bank & Trust                         $      5,363      12.48%   $    1,719        4%    $     2,578        6%
         Tier I Capital to Average Assets:
         Consolidated                                $     24,641       7.11%   $   13,862        4%            N/A       N/A
         Gainesville Bank & Trust                    $     18,203       6.25%   $   11,647        4%    $    14,559        5%
         United Bank & Trust                         $      5,363       9.94%   $    2,159        4%    $     2,699        5%

         As of December 31, 1999:
         Total Capital to Risk Weighted Assets:
         Consolidated                                $     25,107      10.78%   $   18,640        8%            N/A       N/A
         Gainesville Bank & Trust                    $     18,420       8.95%   $   16,465        8%    $    20,581       10%
         United Bank & Trust                         $      5,751      17.57%   $    2,620        8%    $     3,275       10%
         Tier I Capital to Risk Weighted Assets:
         Consolidated                                $     22,231       9.54%   $    9,321        4%            N/A       N/A
         Gainesville Bank & Trust                    $     16,198       7.87%   $    8,233        4%    $    12,349        6%
         United Bank & Trust                         $      5,339      16.31%   $    1,310        4%    $     1,965        6%
         Tier I Capital to Average Assets:
         Consolidated                                $     22,231       7.38%   $   12,049        4%            N/A       N/A
         Gainesville Bank & Trust                    $     16,198       6.44%   $   10,061        4%    $    12,576        5%
         United Bank & Trust                         $      5,339      10.92%   $    1,955        4%    $     2,444        5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

            The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

            The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

      CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS
      SOLD:

            The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair value.

      SECURITIES:

            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

      LOANS:

            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

      DEPOSITS:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      FEDERAL FUNDS PURCHASED, REPURCHASE AGREEMENTS AND OTHER BORROWINGS:

      The fair values of the Company's fixed rate other borrowings are estimated using discounted cash flow models based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of all other variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate their fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ACCRUED INTEREST:

            The carrying amounts of accrued interest approximate their fair values.

         OFF-BALANCE SHEET INSTRUMENTS:

            Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

            The carrying amounts and estimated fair value of the Company's financial instruments were as follows:

                                                           December 31, 2000                      December 31, 1999
                                                 --------------------------------------  ------------------------------------
                                                     Carrying              Fair              Carrying             Fair
                                                      Amount              Value               Amount              Value
                                                 -----------------  -------------------  -----------------   ----------------
                                                                           (Dollars in Thousands)
                                                 ----------------------------------------------------------------------------
               Financial assets:
                  Cash, due from banks,
                  interest-
                     bearing deposits in banks
                     and Federal funds sold      $         16,632   $           16,632   $         14,097    $        14,097
                  Securities                               52,900               52,900             49,217             49,217
                  Loans                                   271,948              271,848            231,865            234,033
                  Accrued interest receivable               2,593                2,593              1,946              1,946

               Financial liabilities:
                  Deposits                                281,053              282,501            240,840            241,826
                  Federal funds purchased and
                     securities sold under
                     repurchase agreements                 10,830               10,830             12,969             12,969
                  Other borrowings                         34,921               34,960             29,214             27,955
                  Accrued interest payable                  3,838                3,838              2,972              2,972

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. BUSINESS COMBINATIONS

            On February 29, 2000, the Company effected a business combination with UB&T Financial Services Corporation ("UB&T") by exchanging 646,505 shares of its common stock for all of the common stock of UB&T. The combination has been accounted for as a pooling of interests and, accordingly, all prior year financial statements have been restated to include UB&T. The results of operations of the separate companies for the periods prior to the combination are summarized as follows:

                                                                   Total Revenues      Net Income
                                                                 -----------------  ----------------
                                                                          (Dollars in Thousands)
Two months ended February 29, 2000
   GB&T Bancshares, Inc.                                         $         3,754    $           199
   UB&T Financial Services Corporation                                       747                 58
                                                                 -----------------  ----------------

                                                                 $         4,501    $           257
                                                                 =================  ================


Year ended December 31, 2000
   GB&T Bancshares, Inc.                                         $        25,532    $         2,694
   UB&T Financial Services Corporation                                     5,106                544
                                                                 -----------------  ----------------
                                                                 $        30,638    $         3,238
                                                                 =================  ================


NOTE 19. SUPPLEMENTAL FINANCIAL DATA

            Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                               Years Ended December 31,
                                                                      -----------------------------------------
                                                                        2000            1999            1998
                                                                      --------        --------        --------
               Advertising                                            $255,166        $216,666        $217,505
               Provision for losses on other real estate owned            --            92,954         289,000
               Professional fees                                       474,084         313,386         226,657

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. PARENT COMPANY FINANCIAL INFORMATION

            The following information presents the condensed balance
                  sheets as of December 31, 2000 and 1999 and statements of income and cash flows of GB&T Bancshares, Inc. for the periods ended December 31, 2000, 1999 and 1998. Net income for the period ended December 31, 1998 includes the net income of GB&T Bancshares, Inc. since its formation on April 24, 1998.


                                                    CONDENSED BALANCE SHEETS

                                                                           2000              1999
                                                                       -----------        -----------
               ASSETS
                 Cash                                                  $   140,361        $    96,531
                 Securities available-for-sale                           1,295,440            917,440
                 Investment in subsidiaries                             23,583,211         20,823,360
                 Other assets                                               59,011             91,614
                                                                       -----------        -----------

                     Total assets                                      $25,078,023        $21,928,945
                                                                       ===========        ===========

               NOTE PAYABLE                                            $   419,000        $   411,000

               STOCKHOLDERS' EQUITY                                     24,659,023         21,517,945
                                                                       -----------        -----------

                     Total liabilities and stockholders' equity        $25,078,023        $21,928,945
                                                                       ===========        ===========

                                                        CONDENSED STATEMENTS OF INCOME

                                                                        2000               1999              1998
                                                                     ----------        ----------        ----------
                 Income
                    Dividends from subsidiaries                      $1,546,000        $  987,773        $  805,203

                 Expenses, Other                                        409,601           241,497           161,020
                                                                     ----------        ----------        ----------
                    Income before income tax benefit and
                       in undistributed income of subsidiaries        1,136,399           746,276           644,183

                 Income Tax Benefit                                      72,790            79,917            59,674
                                                                     ----------        ----------        ----------
                   Income before equity in undistributed
                       income of subsidiaries                         1,209,189           826,193           703,857

                 Equity in undistributed income of
                    subsidiaries                                      2,028,964         1,643,110           491,679
                                                                     ----------        ----------        ----------

                         Net income                                  $3,238,153        $2,469,303        $1,195,536
                                                                     ==========        ==========        ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                              2000                 1999                 1998
                                                                           -----------         -----------         -----------
               OPERATING ACTIVITIES
                  Net income                                               $ 3,238,153         $ 2,469,303         $ 1,195,536
                  Adjustments to reconcile net income to net
                     cash provided by operating activities:
                     Undistributed income of subsidiaries                   (2,028,964)         (1,643,110)           (491,679)
                     Amortization                                                 --                36,416               6,426
                     Other operating activities                                 32,605             (31,256)           (103,200)
                                                                           -----------         -----------         -----------

                         Net cash provided by operating  activities          1,241,794             831,353             607,083
                                                                           -----------         -----------         -----------

               INVESTING ACTIVITIES
                  Purchase of securities available-for-sale                   (378,000)           (917,440)               --
                                                                           -----------         -----------         -----------
                  Net cash used in investing activities                       (378,000)           (917,440)               --
                                                                           -----------         -----------         -----------

               FINANCING ACTIVITIES
                  Dividends paid                                              (842,083)           (634,411)           (243,655)
                  Proceeds from issuance of common stock                        20,021              26,376                 140
                  Dividends reinvested                                            --               338,315              84,304
                  Payment for fractional shares                                 (5,902)               --                  --
                  Purchase of treasury stock                                      --               (50,975)           (355,559)
                  Proceeds from note payable                                     8,000              55,000             390,000
                  Repayment of note payable                                       --                  --               (34,000)
                                                                           -----------         -----------         -----------
                       Net cash used in financing activities                  (819,964)           (265,695)           (124,770)
                                                                           -----------         -----------         -----------

               Net increase (decrease) in cash                                  43,830             (86,087)            607,083


               Cash at beginning of period                                      96,531             448,313                --
                                                                           -----------         -----------         -----------


               Cash at end of year                                         $   140,361         $    96,531         $   448,313
                                                                           ===========         ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 21. SUBSEQUENT EVENT

            On February 2, 2001, the Company signed a non-binding letter of intent to merge with Community Trust Financial Services Corporation ("Community Trust") of Hiram, Georgia. The proposed merger will be accounted for as a pooling of interests with shareholders of Community Trust receiving .786 share of Company stock for each share of Community Trust held. Consummation of the merger is subject to certain conditions, including the execution of a definitive agreement and regulatory and stockholder approvals.

NOTE 22. QUARTERLY DATA (UNAUDITED)

                                                                       Years Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                                                   2000                                                  1999
                            ---------------------------------------------------  ---------------------------------------------------
                              Fourth       Third        Second        First       Fourth        Third         Second        First
                             Quarter      Quarter      Quarter       Quarter      Quarter      Quarter       Quarter       Quarter
                             -------      -------      -------       -------      -------      -------       -------       -------
                                                           (In Thousands, Except Per Share Data)
Interest income                $7,739      $7,420       $6,915        $6,557       $6,293        $5,688        $5,371        $4,838
Interest expense                4,316       4,013        3,559         3,283        3,052         2,684         2,383         2,255
                               ------      ------       ------        ------       ------        ------        ------        ------

Net interest income             3,423       3,407        3,356         3,274        3,241         3,004         2,988         2,583
Provision for loan losses          45         171          172           170          641           161           165           234
                               ------      ------       ------        ------       ------        ------        ------        ------

Net interest income after
 provision for loan losses      3,378       3,236        3,184         3,104        2,600         2,843         2,823         2,349
Noninterest income                522         492          511           482          426           455           469           505
Noninterest expenses            2,553       2,413        2,403         2,582        2,298         2,194         2,200         2,145
                               ------      ------       ------        ------       ------        ------        ------        ------

Income before income taxes      1,347       1,315        1,292         1,004          728         1,104         1,092           709
Provision for income taxes        450         441          431           398          203           372           368           221
                               ------      ------       ------        ------       ------        ------        ------        ------

Net income                     $  897      $  874       $  861        $  606       $  525        $  732        $  724        $  488
                               ======      ======       ======        ======       ======        ======        ======        ======
Earnings per share:
  Basic                        $ 0.32      $ 0.32       $ 0.31        $ 0.22       $ 0.19        $ 0.27        $ 0.26        $ 0.18
                               ======      ======       ======        ======       ======        ======        ======        ======
  Diluted                      $ 0.32      $ 0.31       $ 0.30        $ 0.21       $ 0.19        $ 0.25        $ 0.25        $ 0.17
                               ======      ======       ======        ======       ======        ======        ======        ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.


By:            /s/ Richard A. Hunt                      DATE:  March 30, 2001
      -------------------------------------------
      Richard A. Hunt, President, Chief
        Executive Officer and Director

By:            /s/ Gregory L. Hamby                     DATE:  March 30, 2001
      -------------------------------------------
      Gregory L. Hamby, Senior Vice President
        and Senior Operations Officer

By:                                                     DATE:
      -------------------------------------------
      F. Abit Massey, Chairman and Director

By:            /s/ Philip A. Wilheit                    DATE:  March 30, 2001
      --------------------------------------------
      Philip A. Wilheit, Vice-Chairman and
         Director

By:            /s/ Samuel L. Oliver                     DATE:  March 30, 2001
      --------------------------------------------
      Samuel L. Oliver, Secretary and Director

By:            /s/ Donald J. Carter                     DATE:  March 30, 2001
      --------------------------------------------
      Donald J. Carter, Director

By:            /s/ John W. Darden                       DATE:  March 30, 2001
      --------------------------------------------
      Dr. John W. Darden, Director

By:                                                     DATE:
      --------------------------------------------
      Bennie E. Hewett, Director

By:            /s/ John E. Mansfield                    DATE:  March 30, 2001
      --------------------------------------------
      John E. Mansfield, Sr., Director

By:            /s/ Alan A. Wayne                        DATE:  March 30, 2001
      --------------------------------------------
      Alan A. Wayne, Director


By:                                                     DATE
      --------------------------------------------
      James L. Lester, Director

                                  EXHIBIT INDEX


             Document
               Number                    Description
               ------                    -----------

               10.3 Employment Agreement between Gainesville Bank and Trust and Richard A. Hunt

               21.1           Subsidiaries of the Registrant.