Form 10-Q
period 2001-03-31
GB&T BANCSHARES INC
filed 2001-05-15
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
Mark One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     MARCH 31, 2001
                                             -----------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-24203

                              GB&T BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        GEORGIA                                              58-2400756
 ------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


                         500 JESSE JEWELL PARKWAY, S.E.
                           GAINESVILLE, GEORGIA 30501
                    ---------------------------------------
                    (Address of principal executive offices)


                                 (770) 532-1212
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
stock, as of May 7, 2001:    2,766,763 shares; $5 par value

                              GB&T BANCSHARES, INC.


                                TABLE OF CONTENTS


                                                                                                                           PAGE NO.
                                                                                                                           -------
PART I.          FINANCIAL INFORMATION

                 Item 1.     Financial Statements......................................................................         1

                       Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000..................         1

                       Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2001
                       and 2000........................................................................................         2

                       Consolidated Statements of Comprehensive Income (Unaudited) - Three months ended
                       March 31, 2001 and 2000.........................................................................         3

                       Consolidated Statements of Stockholders' Equity (Unaudited).....................................         3

                       Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31,
                       2001 and 2000...................................................................................         4

                       Notes to Consolidated Financial Statements (Unaudited)..........................................       5-6

                 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                           Operations..................................................................................      7-12

                 Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................        12

PART II.         OTHER INFORMATION

                 Item 6.   Exhibits and Reports on Form 8-K.............................................................       13

           Signatures...................................................................................................       14

                                   PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

   (DOLLARS IN THOUSANDS)                                             (UNAUDITED)
                                                                          2001          2000
                                                                      -----------    -----------
ASSETS
------

Cash and due from banks                                               $    9,263       $  10,595
Interest-bearing deposits in banks                                           646             324
Federal funds sold                                                        14,293           5,713
Securities available-for-sale, at fair value                              54,661          52,900

Loans                                                                    281,067         275,369
Less allowance for loan losses                                             3,539           3,421
                                                                     ------------     -----------
     Loans, Net                                                          277,528         271,948
                                                                     ------------     -----------

Premises and equipment                                                     8,632           8,140
Other assets                                                               8,087           6,236

                                                                     ------------     -----------
     TOTAL ASSETS                                                     $  373,110       $ 355,856
                                                                     ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
   Noninterest-bearing                                                $   33,938       $  34,892
   Interest-bearing                                                      262,868         246,161
                                                                     ------------     -----------
     Total deposits                                                      296,806         281,053

Federal funds purchased and securities
  sold under repurchase agreements                                         8,025          10,830
Other borrowings                                                          37,577          34,921
Other liabilities                                                          5,161           4,393
                                                                     ------------     -----------
     TOTAL LIABILITIES                                                   347,569         331,197
                                                                     ------------     -----------

Stockholders' Equity
   Common Stock, par value $5; 10,000,000
       shares authorized; 2,766,763 shares and
       2,766,138 issued and outstanding, respectively.                    13,834          13,831
   Capital surplus                                                         1,146           1,145
   Retained earnings                                                      10,175           9,666
   Accumulated other comprehensive
       income, net of tax                                                    386              17
                                                                     ------------     -----------
     TOTAL STOCKHOLDERS' EQUITY                                           25,541          24,659
                                                                     ------------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  373,110       $ 355,856
                                                                     ============     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(In Thousands, except per share amounts)
            (unaudited)
                                                    -------------------------
                                                        2001          2000
                                                    ------------  -----------
Interest income
   Loans                                                  6,738         5,721
   Taxable securities                                       751           678
   Nontaxable securities                                     83            73
   Federal funds sold                                        54            76
   Interest-bearing deposits in banks                         8             9
                                                    ------------  ------------
     Total interest income                                7,634         6,557
                                                    ------------  ------------

Interest expense
   Deposits                                               3,525         2,649
   Other borrowings                                         691           634
                                                    ------------  ------------
     Total interest expense                               4,216         3,283
                                                    ------------  ------------

     Net interest income                                  3,418         3,274
Provision for loan losses                                   179           170
                                                    ------------  ------------
     Net interest income after
      provision for loan losses                           3,239         3,104
                                                    ------------  ------------

Other income
   Service charges on deposit accounts                      485           406
   Mortgage origination fees                                 76            32
   Gain on sale of loans                                     13            34
   Loss on sale of securities                                 -           (12)
   Other operating income                                    63            22
                                                    ------------  ------------
     Total other income                                     637           482
                                                    ------------  ------------

Other expenses
   Salaries and other employee benefits                   1,604         1,406
   Occupancy expenses                                       219           158
   Equipment expenses                                       255           216
   Other operating expenses                                 744           802
                                                    ------------  ------------
     Total other expenses                                 2,822         2,582
                                                    ------------  ------------

     Income before income taxes                           1,054         1,004

Income tax expense                                          338           398
                                                    ------------  ------------

    Net Income                                      $       716   $       606
                                                    ============  ============

Earnings Per Share
   Basic                                            $      0.26   $      0.22
                                                    ============  ============
   Diluted                                          $      0.25   $      0.21
                                                    ============  ============

Weighted Average Shares
   Basic                                              2,766,353     2,764,190
                                                    ============  ============
   Diluted                                            2,862,084     2,877,796
                                                    ============  ============

Cash dividends per common share                     $     0.075   $      0.07
                                                    ============  ============


The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000


(DOLLARS IN THOUSANDS)
 (UNAUDITED)                                                                       MARCH 31,
                                                                            ------------------------
                                                                               2001          2000
                                                                            ----------    ----------
    NET INCOME                                                                    716           606
                                                                            ----------    ----------

   Unrealized gains (losses) on securities
    available-for-sale arising during period, net of tax                          368          (126)

   Reclassification adjustment for losses realized on
    securities available-for-sale in net income, net of tax                         0             8
                                                                            ----------    ----------

Other comprehensive income(loss)                                                  368          (118)

                                                                            ----------    ----------
     COMPREHENSIVE INCOME                                                   $   1,084       $   488
                                                                            ==========    ==========


GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  (UNAUDITED)                                                                                         ACCUMULATED
                                                                                                 OTHER           TOTAL
                                           COMMON STOCK            CAPITAL        RETAINED     COMPREHENSIVE  STOCKHOLDERS'
                                       SHARES       PAR VALUE      SURPLUS        EARNINGS       (LOSS)          EQUITY
                                    -------------  ------------- -------------  ------------- -------------   -------------
Balance, December 31, 2000             2,766,138   $ 13,830,690   $ 1,144,702   $  9,666,076    $   17,555    $ 24,659,023

   Net income                                                                        716,042                  $    716,042
   Options excercised                        625          3,125         1,125                                 $      4,250
   Dividends declared
     $0.075 per share                                                               (207,463)                 $   (207,463)
   Other comprehensive loss                                                                        368,468    $    368,468
                                    -------------  ------------- -------------  ------------- -------------   -------------

Balance, March 31, 2001                2,766,763   $ 13,833,815   $ 1,145,827   $ 10,174,655    $  386,023    $ 25,540,320
                                    =============  ============= =============  ============= =============   =============

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

   (DOLLARS IN THOUSANDS)
      (unaudited)
                                                                           -------------------------
                                                                              2001           2000
                                                                           ----------      ---------
OPERATING ACTIVITIES
  Net income                                                               $    716       $    606
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                               187            163
     Provision for loan losses                                                  179            170
     Other operating activities                                                (714)          (140)

                                                                           ---------      ---------
          Net cash provided by operating activities                             368            799
                                                                           ---------      ---------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                               (15,151)        (2,109)
   Proceeds from maturities of securities available-for-sale                 13,390            988
   Net (increase) decrease in interest-bearing deposits in banks               (322)           964
   Net (increase) decrease in Federal funds sold                             (8,580)           843
   Net increase in loans                                                     (5,759)        (9,213)
   Purchase of premises and equipment                                          (679)          (111)

                                                                           ---------      ---------
          Net cash used in investing activities                             (17,101)        (8,638)
                                                                           ---------      ---------

FINANCING ACTIVITIES
   Net increase in deposits                                                  15,753          7,917
   Net increase in FHLB advances                                              3,000          6,000
   Net decrease in other borrowings                                          (3,149)        (3,983)
   Issuance of stock                                                              4              6
   Dividends paid                                                              (207)          (233)
                                                                           ---------      ---------
          Net cash provided by financing activities                          15,401          9,707
                                                                           ---------      ---------

Net increase (decrease) in cash and due from banks                           (1,332)         1,868

Cash and due from banks at beginning of period                               10,595         10,047

                                                                           ---------      ---------
Cash and due from banks at end of period                                   $  9,263       $ 11,915
                                                                           =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     GB&T BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2001 is not necessarily indicative of the results that may be expected for the year ending December 31, 2001.



NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

In June of 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, " Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement is fiscal years beginning after June 15, 2000. We have adopted this statement effective January 1, 2001. SFAS No. 133 requires us to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of this statement has not had an effect on the financial statements through March 31, 2001.

NOTE 3.           EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three months ended March 31, 2001 and 2000.

                                                                    Quarters ended March 31,
                                                                   -------------------------
                                                                       2001         2000
                                                                   ------------  -----------
Basic Earnings Per Share:
          Weighted average common shares outstanding                 2,766,353   $2,764,190

          Net income                                                $  716,042   $  606,008

          Basic earnings per share                                  $     0.26   $     0.22

Diluted Earnings Per Share:
          Weighted average common shares outstanding                 2,766,353    2,764,190
          Net effect of the assumed exercise of stock
             options based on the treasury stock method
             using average market prices for the year                   95,731      113,606
          Total weighted average common shares and
             common stock equivalents outstanding                    2,862,084    2,877,796

          Net income                                                $  716,042   $  606,008

          Diluted earnings per share                                $     0.25   $     0.21



NOTE 4.  BUSINESS COMBINATIONS

On March 16, 2001 we entered into an Agreement and Plan of Reorganization to merge with Community Trust Financial Services Corp. The merger is subject to the
approval  of  the   shareholders   of  both  companies  and  federal  and  state
authorities. The proposed merger will be accounted for on a pooling of interests basis with shareholders of Community Trust Financial Services Corp. receiving
 .786 shares of common stock in GB&T Bancshares, Inc. for each share of Community Trust Financial Services Corp. currently held.

                     GB&T BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results including our bank subsidiaries, Gainesville Bank & Trust and United Bank & Trust, during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

 Some of the statements made in this quarterly report (and in other documents to which we refer) are "forward-looking statements." When used in this document, the words, "anticipate," "believe," "estimate," and similar expressions generally identify forward-looking statements. These statements are based on the beliefs, assumptions, and expectations of our management, and on information currently available to those members of management. They are expressions of historical fact, not guarantees of future performance. Forward-looking statements include information concerning possible or assumed future results of our operations.

Forward-looking statements involve risks, uncertainties, and assumptions, and certain factors could cause actual results to differ from results expressed or implied by the forward-looking statements, including:

1.     economic conditions (both generally and in the markets where we operate);
2. competition from other companies that provide financial services similar to those we offer;
3.     government regulation and legislation;
4.     changes in interest rates; and
5. unexpected changes in the financial stability and liquidity of our credit customers.

We believe these forward-looking statements are reasonable. You should not, however, place undue reliance on these forward-looking statements, because the future results and stockholder values of the Company may differ materially from those expressed or implied by these forward-looking statements.


FINANCIAL CONDITION

We reported consolidated total assets of $373 million at March 31, 2001 compared to approximately $356 million at December 31, 2000, representing an increase of $17 million or 4.78%. We continue to experience growth in total assets, loans and deposits during the three months ended March 31, 2001. Total loans increased by $5.7 million for the three months ended March 31, 2001. Total deposits increased $15.7 million for the three months ended March 31, 2001. Deposit growth outpaced loan growth during the period resulting in a loan to deposit ratio of 95% down from 98% at December 31, 2000. We continue to face competitive pressures in our growing deposit market.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also we maintain relationships with correspondent banks which could provide funds on short notice. As of March 31, 2001, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $8 million compared to $10.8 million at December 31, 2000.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements. Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any events or trends likely to result in a material change in liquidity.

Our liquidity ratio was 22.48% at March 31, 2001, above our target ratio of 20%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs. Also, the Banks have a relationship with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.

As of March 31, 2001 the capital ratios at the Company and the Banks were adequate based on regulatory minimum capital requirements. The Company and its bank subsidiaries' actual capital amounts and ratios are presented in the following table.

                                                                      FOR CAPITAL             TO BE
                                                                        ADEQUACY               WELL
                                                      ACTUAL            PURPOSES            CAPITALIZED
                                                   ------------     ---------------     ----------------
As of March 31, 2001
Total Capital to Risk Weighted Assets:
     Consolidated                                      9.99%               8%                  N\A
     Gainesville Bank & Trust                          8.55%               8%                  10%
     United Bank & Trust                              13.72%               8%                  10%
Tier I Capital to Risk Weighted Assets:
     Consolidated                                      8.81%               4%                  N\A
     Gainesville Bank & Trust                          7.42%               4%                  6%
     United Bank & Trust                              12.47%               4%                  6%
Tier I Capital to Average Assets:
     Consolidated                                      6.95%               4%                  N\A
     Gainesville Bank & Trust                          6.19%               4%                  5%
     United Bank & Trust                               8.98%               4%                  5%

RESULTS OF OPERATIONS

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets was 4.09% for the three months ended March 31, 2001, compared to 4.48% for the same period in 2000. This 39 basis point decrease is primarily due to competitive pressures on loan and deposit pricing and the effects of prime rate changes in the period. In the first three months of 2001 the yield on earning assets decreased to 9.13% from 9.23% while the yield of interest bearing liabilities decreased to 5.60% from 5.72%. The net interest margin is also negatively affected by typical faster repricing of interest-earning assets over interest-bearing liabilities.

Net interest income increased $144,000 or 4.4% for the three months ended March 31, 2001 compared to the same period in 2000. The net increase consists of an increase in interest income of $1,077,000 or 16.4% less an increase in interest expense of $933,000 or 28.4% for the three-month period. The increase in net interest income is due primarily to growth in total loans as compared to the same prior year period. During this period, loans accounted for $37 million, or 69% of the total growth in interest-earning assets.

Our provision for loan losses increased by $9,000 or 5.3% during the three months ended March 31, 2001 as compared to the same period in 2000. The allowance for loan losses at March 31, 2001 was $3,539,000 or 1.26% of total loans compared to 1.25% at March 31, 2000. Based on management's evaluation, the allowance is adequate to absorb any potential loan losses at March 31, 2001.

The minimal increase in the provision for loan losses for the three-month period ended March 31, 2001 is based on a slower loan growth and minimal net charge-offs. The analysis below indicates an increase of $52,000 in net charge-offs for the three month ended March 31, 2001 as compared to the same period in 2000, which is considered satisfactory based on peer group averages. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three-month period ended March 31, 2001 and 2000.

                                                                                   2001                 2000
                                                                            ----------------     ----------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                                            -------------------------------------
      AVERAGE AMOUNT OF LOANS OUTSTANDING                                   $       249,604      $       238,429
                                                                            ================     ================

                                                                            ----------------     ----------------
      ALLOWANCE  FOR LOAN LOSSES BALANCE, BEGINNING OF PERIOD               $         3,421      $         2,876
                                                                            ----------------     ----------------

      LESS CHARGE-OFFS
      Commercial loans                                                                  (21)                  (1)
      Real estate loans                                                                   3                    -
      Consumer  loans                                                                   (65)                 (40)
                                                                            ----------------     ----------------
        Total Charge-offs                                                               (89)                 (41)
                                                                            ----------------     ----------------
      PLUS RECOVERIES
      Commercial loans                                                                    2                    4
      Real estate loans                                                                   3                    1
      Consumer loans                                                                     23                   28
                                                                            ----------------     ----------------
        Total recoveries                                                                 28                   33
                                                                            ----------------     ----------------
      NET (CHARGE-OFFS)RECOVERIES                                                       (61)                  (8)
                                                                            ----------------     ----------------

      PLUS PROVISION FOR LOAN LOSSES                                                    179                  170
                                                                            ----------------     ----------------

      ALLOWANCE  FOR LOAN LOSSES BALANCE, END OF PERIOD                     $         3,539      $         3,038
                                                                            ================     ================

      NET CHARGE-OFFS(RECOVERIES)TO AVERAGE LOANS                                    0.024%               0.004%
                                                                            ================     ================

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate increases of $1,357,000 in nonaccrual loans and increases of $128,000 in past due loans over 90 days. The increase in nonaccrual loans was primarily due to one large loan. There is minimal or no loss anticipated on the loans in nonaccrual loans due to the value of the underlying collateral.

                                                            March 31, 2001
                                    -------------------------------------------------------------------

                                                                        Past Due
                                         Nonaccural               90 Days               Restructured
                                           Loans              Still Accruing                Debt
                                    ------------------     -------------------     --------------------
                                                          (Dollars in Thousands)
                                    -------------------------------------------------------------------

            Real estate loans       $           1,333      $              182      $                 -
            Commercial loans                        -                       -                        -
            Consumer loans                         39                       9                        -
                                    ------------------     -------------------     --------------------
            Total                   $           1,372      $              191      $                 -
                                    ==================     ===================     ====================

                                                            March 31, 2000
                                    -------------------------------------------------------------------

                                                                        Past Due
                                         Nonaccural               90 Days               Restructured
                                           Loans              Still Accruing                Debt
                                    ------------------     -------------------     --------------------
                                                          (Dollars in Thousands)
                                    -------------------------------------------------------------------

            Real estate loans       $              15      $                4      $                 -
            Commercial loans                        -                      13                        -
            Consumer loans                          -                      46                        -
                                    ------------------     -------------------     --------------------
            Total                   $              15      $               53      $                 -
                                    ==================     ===================     ====================

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

Other income for the three months ended March 31, 2001, increased by $155,000 or 32.2% compared to the same period in 2000. Service charges increased by $79,000, mortgage origination fees increased by $44,000, and other operating income increased by $41,000. The increases in other income were partially offset by a $21,000 decrease in gain on sale of loans. Service charges increases were due to new products and increases in normal service charges. The mortgage origination fee increase resulted from refinancing activity spurred by the decline in mortgage rates.

Other expenses increased by approximately $240,000 or 9.3% for the three months ended March 31, 2001 compared to the same period in 2000. The increase is due primarily to an increase in salaries and employee benefits of $198,000. The increase in salaries and employee benefits is due to the addition of sixteen employees and normal increases in employee benefits. Equipment and occupancy expenses increased by $100,000 due to depreciation and maintenance of equipment purchased for the opening of two additional full service branch locations. These increases were partially offset by a decrease in other operating expenses of $58,000. The same period in 2000 included one-time merger expenses related to the merger of GB&T Bancshares, Inc. and UB&T Financial Services Corporation.

Income tax expense decreased by $60,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The effective tax rate for the three-month period was 32%, compared to 40% for the same period in 2000. This decrease reflects non-deductible merger expenses related to the merger of GB&T Bancshares and UB&T Financial Services Corporation in the prior year period.

Net income increased by $110,000, or 18.2%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase in net income is attributable to growth in interest earning assets.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our net interest income and the fair value of our financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. We actively manage our exposure to interest rate fluctuations through policies established by the Asset/Liability Management Committee (the "ALCO"). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Banks.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (a)    Reports on Form 8-K

                On March 22, 2001, GB&T Bancshares, Inc. filed a Form 8-K to report that we had entered into an Agreement and Plan of Reorganization with Community Trust Financial Services Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




GB&T BANCSHARES, INC.



DATE:   5/15/2001                     BY: /S/ RICHARD A. HUNT
      -------------                      --------------------------------------
                                          Richard A. Hunt
                                          President and Chief Executive Officer


DATE:  5/15/2001                      BY: /S/ GREGORY L. HAMBY
      -------------                      --------------------------------------
                                          Gregory L. Hamby
                                          Executive Vice President &
                                          Chief Financial Officer