Form 10-Q
period 2001-06-30
GB&T BANCSHARES INC
filed 2001-08-14
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-24203

GB&T Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2400756 (IRS Employer Identification No.)

500 Jesse Jewell Parkway, S.E.
Gainesville, Georgia 30501

(Address of principal executive offices)

(770) 532-1212

(Registrant’s telephone number, including area code)

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

Yes  [ X ]             No  [__]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of
August 1, 2001: 4,657,950 shares; $5 par value

PART 1 - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

(Dollars in Thousands)	(unaudited)
	2001	2000
Assets

Cash and due from banks	$14,808	$16,244
Interest-bearing deposits in banks	895	324
Federal funds sold	24,622	7,723
Securities available-for-sale, at fair value	80,674	84,032

Loans	392,717	384,691
Less allowance for loan losses	5,618	5,099

Loans, Net	387,099	379,592

Premises and equipment	13,570	13,093
Other assets	13,585	11,392

Total Assets	$535,253	$512,400

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$50,309	$49,209
Interest-bearing	374,647	352,010

Total deposits	424,956	401,219

Federal funds purchased and securities
sold under repurchase agreements	11,310	17,132
Federal Home Loan Bank advances	47,577	44,603
Other borrowings	3,428	2,564
Other liabilities	6,109	6,333

Total liabilities	493,380	471,851

Stockholders' Equity
Common Stock, par value $5; 20,000,000
shares authorized;4,657,950 shares
issued and outstanding, respectively	23,290	23,284
Capital surplus	1,629	1,567
Retained earnings	16,206	15,586
Accumulated other comprehensive
income, net of tax	748	112

Total stockholders' equity	41,873	40,549

Total liabilities and stockholders' equity	$535,253	$512,400

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

( In Thousands, except per share amounts)
(unaudited)

	2001	2000	2001	2000

Interest income
Loans	9,463	8,834	19,113	17,110
Taxable securities	1,061	1,053	2,211	2,048
Nontaxable securities	179	164	363	324
Federal funds sold	176	61	246	149
Interest-bearing deposits in banks	12	27	20	36

Total interest income	10,891	10,139	21,953	19,667

Interest expense
Deposits	4,664	3,978	9,488	7,649
Other borrowings	838	933	1,777	1,769

Total interest expense	5,502	4,911	11,265	9,418

Net interest income	5,389	5,228	10,688	10,249
Provision for loan losses	464	332	808	676

Net interest income after
provision for loan losses	4,925	4,896	9,880	9,573

Other income
Service charges on deposit accounts	795	420	1,759	1,052
Mortgage origination fees	225	85	380	165
Insurance commissions	169	146	319	280
Gain on sale of loans	-	16	13	50
Gain on sale of securities	76	155	76	143
Other operating income	270	345	383	465

Total other income	1,535	1,167	2,930	2,155

Other expenses
Salaries and other employee benefits	3,418	2,493	6,248	5,086
Occupancy expenses	356	266	694	543
Equipment expenses	450	404	920	826
Other operating expenses	1,685	1,180	3,046	2,513

Total other expenses	5,909	4,343	10,908	8,968

Income before income taxes	551	1,720	1,902	2,760

Income tax expense	270	544	675	928

Net Income	$281	$1,176	$1,227	$1,832

Earnings Per Share
Basic	$0.06	$0.25	$0.26	$0.39

Diluted	$0.06	$0.24	$0.25	$0.38

Weighted Average Shares
Basic	4,658	4,655	4,657	4,655

Diluted	4,879	4,811	4,882	4,823

Cash dividends per common share	$0.075	$0.07	$0.150	$0.14

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Dollars in thousands)
(unaudited)	June 30,		June 30,

	2001	2000	2001	2000

Net Income	281	1,176	1,227	1,832

Unrealized gains (losses) on securities
available-for-sale arising during period, net of tax	112	143	703	(97)

Reclassification adjustment for gains realized on
securities available-for-sale in net income, net
of tax	(51)	(104)	(67)	(96)

Other comprehensive income	61	39	636	(193)

Comprehensive income	$342	$1,215	$1,863	$1,639

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 SIX MONTHS ENDED JUNE 30, 2001

(Dollars in thousands)					Accumulated
(unaudited)					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balance, December 31, 2000	2,766	$ 13,830	$ 1,145	$ 9,666	$ 18	$ 24,659

Restatement to reflect the pooling of
interests with Community Trust Financial
Services at December 31, 2000	1,891	9,455	$ 422	$ 5,920	$ 94	$ 15,891

Balance, December 31, 2000, as restated	4,657	23,285	1,567	15,586	112	40,550

Net income				1,227		$ 1,227
Options excercised	1	5	62			$ 67
Dividends declared
$0.15 per share				(607)		$ (607)
Other comprehensive income					636	$ 636

Balance, June 30, 2001	4,658	$ 23,290	$ 1,629	$ 16,206	$ 748	$ 41,873

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Dollars in Thousands)
(unaudited)
	2001	2000

OPERATING ACTIVITIES
Net income	$1,227	$1,832
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	512	631
Provision for loan losses	808	676
Other operating activities	(1,832)	(789)

Net cash provided by operating activities	715	2,350

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(30,839)	(11,281)
Proceeds from maturities of securities available-for-sale	34,197	7,692
Net (increase) decrease in interest-bearing deposits in banks	(571)	1,198
Purchase of life insurance	-	(1,650)
Net (increase) decrease in Federal funds sold	(16,899)	5,732
Net increase in loans	(8,315)	(35,667)
Purchase of premises and equipment	(937)	(1,370)

Net cash used in investing activities	(23,364)	(35,346)

FINANCING ACTIVITIES
Net increase in deposits	23,737	24,546
Net increase in FHLB advances	2,974	10,974
Net increase (decrease) in other borrowings	(4,958)	1,829
Issuance of stock	67	10
Dividends paid	(607)	(523)

Net cash provided by financing activities	21,213	36,836

Net increase (decrease) in cash and due from banks	(1,436)	3,840

Cash and due from banks at beginning of period	16,244	14,249

Cash and due from banks at end of period	$14,808	$18,089

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.            BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and merger related expenses) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2001 is not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Prior period financial information has been restated for a business combination with Community Trust Financial Services Corporation (and its wholly-owned subsidiaries, Community Trust Bank, Community Loan Company, and Metroplex Appraisals, Inc.), which was consummated on June 30, 2001, and accounted for as a pooling of interests in conformity with generally accepted principles. Prior period financial information has also been restated to include ownership of 49% of the equity of Cash Transactions, LLC. Cash Transactions, LLC is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company’s interest is reflected in the consolidated financial statements at its proportionate share.

NOTE 2.            EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000.

	Quarters ended June 30,

	2001	2000

Basic Earnings Per Share:
Weighted average common shares outstanding	4,658	4,655

Net income	$281	$1,176

Basic earnings per share	$0.06	$0.25

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,658	4,655
Net effect of the assumed exercise of stock
Options based on the treasury stock method
using average market prices for the year	221	156
Total weighted average common shares and
Common stock equivalents outstanding	4,879	4,811

Net income	$281	$1,176

Diluted earnings per share	$0.06	$0.24

	Six Months ended June 30,

	2001	2000

Basic Earnings Per Share:
Weighted average common shares outstanding	4,657	4,655

Net income	$1,227	$1,832

Basic earnings per share	$0.26	$0.39

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,657	4,655
Net effect of the assumed exercise of stock
Options based on the treasury stock method
using average market prices for the year	225	168
Total weighted average common shares and
Common stock equivalents outstanding	4,882	4,823

Net income	$1,227	$1,832

Diluted earnings per share	$0.25	$0.38

NOTE 3.          BUSINESS COMBINATIONS

On June 30, 2001, the Company consummated its merger with Community Trust Financial Services Corporation subject to an agreement and plan of reorganization, dated March 16, 2001, pursuant to which Community Trust Financial Services Corporation merged with and into GB&T Bancshares, Inc. Community Trust Financial Services stockholders received 1,890,662 shares of Company Stock. The combination was accounted for as a pooling of interests.

The following unaudited data summarizes operating data of GB&T Bancshares, Inc. and Community Trust Financial Services Corporation prior to the merger.

	For the six months ended
	June 30, 2001
(Dollars in Thousands)
	GB&T	Community
	Bancshares	Trust

Interest income	$ 15,291	$ 6,684

Interest Expense	8,279	2,986

Other income	1,325	1,598

Other expense	5,685	5,238

Net income	1,529	(302)

The above presentation includes one-time merger expenses for both GB&T Bancshares, Inc. and Community Trust Financial Services Corporation. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations)

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, Community Loan Company and Metroplex Appraisals, Inc. during the periods included in the accompanying consolidated financial statements.

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

  economic conditions (both generally and in the markets where we operate);

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

Financial Condition

We reported consolidated total assets of $535 million at June 30, 2001 compared to approximately $512 million at December 31, 2000, representing an increase of $23 million or 4.49%. We continue to experience growth in total assets, loans and deposits during the six months ended June 30, 2001. Total loans increased by $8 million for the six months ended June 30, 2001. Total deposits increased $23.7 million for the six months ended June 30, 2001. Deposit growth outpaced loan growth during the period resulting in a loan to deposit ratio of 91% down from 95% at December 31, 2000. The increase in deposits over loans is currently in Federal Funds sold and will fund investment securities purchases and loans. We continue to face competitive pressures in our growing deposit market.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also we maintain relationships with correspondent banks which could provide funds on short notice. As of June 30, 2001, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $11.3 million compared to $17.1 million at December 31, 2000.

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

Our liquidity ratio was 22.22% at June 30, 2001, above our target ratio of 20%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs. Also, the Banks have a relationship with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.

As of June 30, 2001 the capital ratios at the Company and the Banks were adequate based on regulatory minimum capital requirements. The Company and its bank subsidiaries’ actual capital amounts and ratios are presented in the following table.

		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED

As of June 30, 2001
Total Capital to Risk Weighted Assets:
Consolidate	11.35%	8%	N\A
Gainesville Bank & Trust	9.18%	8%	10%
United Bank & Trust	13.41%	8%	10%
Community Trust Bank	11.14%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.04%	4%	N\A
Gainesville Bank & Trust	7.95%	4%	6%
United Bank & Trust	12.16%	4%	6%
Community Trust Bank	9.93%	4%	6%
Tier I Capital to Average Assets:
Consolidated	7.73%	4%	N\A
Gainesville Bank & Trust	6.11%	4%	5%
United Bank & Trust	8.81%	4%	5%
Community Trust Bank	7.99%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets was 4.42% for the six months ended June 30, 2001, compared to 4.86% for the same period in 2000. This 44 basis point decrease is primarily due to the current interest rate environment. In the first six months of 2001 the yield on earning assets decreased to 9.07% from 9.33%, for the same period in 2000, while the cost of interest bearing liabilities increased to 5.32% from 5.14%. The net interest margin is also negatively affected by faster repricing of interest-earning assets over interest-bearing liabilities.

Net interest income increased $161,000 or 3.1% for the three months ended June 30, 2001 compared to the same period in 2000. The net increase consists of an increase in interest income of $752,000 or 7.4% less an increase in interest expense of $591,000 or 12% for the three-month period. Net interest income increased $439,000 or 4.3% for the six months ended June 30, 2001 compared to the same period in 2000. The net increase consists of an increase in interest income of $2,286,000 or 11.6% less an increase in interest expense of $1,847,000 or 19.6% for the six-month period. The increase in net interest income is due primarily to growth in total loans as compared to the same prior year period. During this period, loans accounted for $52 million, or 82% of the total growth in interest-earning assets.

Our provision for loan losses increased by $132,000 or 39.8% during the three months ended June 30, 2001 as compared to the same period in 2000. The increase is the result of loan growth and an increase in net chargeoffs. Our provision for loan losses increased by $132,000 or 19.5% during the six months ended June 30, 2001 as compared to the same period in 2000. The allowance for loan losses at June 30, 2001 was $5,618,000 or 1.43% of total loans compared to 1.34% at June 30, 2000. Based on management’s evaluation, the allowance is adequate to absorb any potential loan losses at June 30, 2001.

The increase in the provision for loan losses for the six-month period ended June 30, 2001 is based on loan growth and net charge-offs. The analysis below indicates an increase of $229,000 in net charge-offs for the six months ended June 30, 2001 as compared to the same period in 2000, which is consistent with management’s expectations. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the six-month period ended June 30, 2001 and 2000.

	2001	2000

	(Dollars in Thousands)

Average amount of loans outstanding	$393,353	$341,253

Allowance for loan losses balance, beginning of period	$5,099	$4,233

Less charge-offs
Commercial loans	(49)	(2)
Real estate loans	(23)	-
Consumer loans	(350)	(274)

Total Charge-offs	(422)	(276)

Plus recoveries
Commercial loans	3	9
Real estate loans	10	128
Consumer loans	120	69

Total recoveries	133	206

Net (charge-offs )recoveries	(289)	(70)

Plus provision for loan losses	808	676

Allowance for loan losses balance, end of period	$5,618	$4,839

Net charge-offs (recoveries) to average loans	0.073%	0.021%

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate increases of $526,000 in nonaccrual loans and decreases of $298,000 in past due loans over 90 days. The increase in nonaccrual loans was due to increases in real estate loans and consumer loans. There is minimal or no loss anticipated on the real estate loans in nonaccrual loans due to the value of the underlying collateral.

	June 30, 2001

		Past Due
	Nonaccural	90 Days	Restructured
	Loans	Still Accruing	Debt

	(Dollars in Thousands)

Real estate loans	$1,507	$124	$-
Commercial loans	13	88	-
Consumer loans	670	312	-

Total	$2,190	$524	$-

	June 30, 2000

		Past Due
	Nonaccural	90 Days	Restructured
	Loans	Still Accruing	Debt

		(Dollars in Thousands)

Real estate loans	$1,314	$366	$-
Commercial loans	15	-	-
Consumer loans	335	456	-

Total	$1,664	$822	$-

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Other income for the three months ended June 30, 2001, increased by $368,000 or 31.5% compared to the same period in 2000. Service charges increased by $375,000 and mortgage origination fees increased by $140,000. The increases in other income were partially offset by a $16,000 decrease in gain on sale of loans and a $79,000 decrease in gain on sale of securities. Other income for the six months ended June 30, 2001, increased by $775,000 or 36% compared to the same period in 2000. Service charges increased by $707,000 and mortgage origination fees increased by $215,000. The increases in other income were partially offset by a $37,000 decrease in gain on sale of loans and a $67,000 decrease on gain on sale of securities. Service charges increases were due to new product service charges and increases in normal service charges. The mortgage origination fee increase resulted from refinancing activity spurred by the decline in mortgage rates.

Other expenses increased by approximately $1,566,000 or 36.1% for the three months ended June 30, 2001 compared to the same period in 2000. The increase is due primarily to an increase in salaries and employee benefits of $925,000. The majority of the increase in salaries and employee benefits is due to merger related contractual payments to employees. Equipment and occupancy expenses increased by $136,000 due to depreciation and maintenance of equipment purchased for the opening of two additional full service branch locations. Other operating expenses increased $505,000 or 42.8% as a result of approximately $326,000 in one-time merger related expenses related to the merger of GB&T Bancshares, Inc. and Community Trust Financial Services Corporation. Other expenses increased by approximately $1,940,000 or 21.6% for the six months ended June 30, 2001 compared to the same period in 2000. The increase in other expenses included $1,505,000 in merger related expenses. The increase in other expenses included an increase in salaries and employee benefits of $1,162,000. Non merger related salary and employee benefit increases are due to sixteen additional employees and normal increases in salaries and employee benefits. Equipment and occupancy expenses increased by $245,000 for the six months ended June 30, 2001. Other operating expenses increased $533,000 or 21.2%

Income tax expense decreased by $274,000 and $253,000 for the three and six months ended June 30, 2001 compared to the same periods last year. The decrease was the result of a decrease in net income due to merger related expenses. The effective tax rate for the three-month period was 49%, compared to 32% for the same period in 2000. This increase reflects non-deductible merger expenses related to the merger of GB&T Bancshares and Community Trust Financial Services Corporation in the current period. The effective tax rate for the six-month period was 35%, compared to 33% for the same period in 2000.

Net income decreased by $895,000 or 76.1%, for the three months ended June 30, 2001 compared to the same period in 2000. This decrease resulted from approximately $1,090,000 in one time merger related expenses related to the merger of GB&T Bancshares and Community Trust Financial Services Corporation in the current period. Net income decreased by $605,000 or 33% for the six months ended June 30, 2001 due to these same merger related expenses.

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

PART II - OTHER INFORMATION

Item 4.          Submission of Matters to a vote of Securities Holders

The annual meeting of the Stockholders of GB&T Bancshares, Inc. was held on May 8, 2000. The meeting had been called pursuant to written notice for the purpose of considering and voting upon the election of ten directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified. The results of the voting were as follows:

Election of Directors
	For	Against	Withheld
Donald J. Carter	2,080,228	0	0
Dr. John W. Darden	2,080,228	0	0
Bennie E. Hewett	2,080,228	0	0
Richard A. Hunt, Jr.	2,078,978	0	1,250
James L. Lester	2,080,075	0	153
John E. Mansfield, Sr.	2,080,228	0	0
F. Abit Massey	2,080,228	0	0
Samuel L. Oliver	2,080,228	0	0
Alan A. Wayne	2,080,228	0	0
Phillip A. Wilheit	2,080,228	0	0

A special meeting of the shareholders of GB&T Bancshares, Inc. was held on June 18, 2001. The meeting had been called pursuant to written notice for (1) the purpose of considering the issuance of 1,890,951 shares of common stock, to shareholders of Community Trust Financial Services Corporation in connection with that certain Agreement and Plan of Reorganization, dated March 16,2001, and (2) to consider a proposal to amend the GB&T Articles of Incorporation to increase the number of authorized shares of common stock of GB&T from 10,000,000 to 20,000,000.

	For	Against	Withheld
Item (1)	1,670,938	2,768	3,786

Item (2)	1,666,144	7,687	3,661

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE: 8/13/2001	BY: /s/ Richard A. Hunt Richard A. Hunt President and Chief Executive Officer

DATE: 8/13/2001	BY: /s/ Gregory L. Hamby Gregory L. Hamby Executive Vice President & Chief Financial Officer