Form 10-Q
period 2001-09-30
GB&T BANCSHARES INC
filed 2001-11-13
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes  [ X ]             No  [__]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of
 November 1, 2001: 4,732,229 shares; $5 par value

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(Dollars in Thousands)	(unaudited)
	2001	2000

Assets

Cash and due from banks	$17,755	$16,244
Interest-bearing deposits in banks	1,307	324
Federal funds sold	7,339	7,723
Securities available-for-sale, at fair value	89,939	84,032

Loans	403,238	384,691
Less allowance for loan losses	5,477	5,099

Loans, Net	397,761	379,592

Premises and equipment	14,665	13,093
Other assets	11,705	11,392

Total Assets	$540,471	$512,400

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$54,666	$49,209
Interest-bearing	375,712	352,010

Total deposits	430,378	401,219

Federal funds purchased and securities
sold under repurchase agreements	9,354	17,132
Federal Home Loan Bank advances	47,577	44,603
Other borrowings	3,343	2,564
Other liabilities	6,027	6,333

Total liabilities	496,679	471,851

Stockholders' Equity
Common Stock, par value $5; 20,000,000
shares authorized;4,694,328 and 4,656,800 shares
issued and outstanding, respectively	23,472	23,284
Capital surplus	1,698	1,567
Retained earnings	17,139	15,586
Accumulated other comprehensive
income, net of tax	1,483	112

Total stockholders' equity	43,792	40,549

Total liabilities and stockholders' equity	$540,471	$512,400

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

( In Thousands, except per share amounts)
(unaudited)
		2001	2000	2001	2000

Interest income
Loans		9,041	9,410	28,154	26,520
Taxable securities		1,085	1,088	3,296	3,136
Nontaxable securities		178	175	541	499
Federal funds sold		149	130	395	279
Interest-bearing deposits in banks		26	5	46	41

Total interest income		10,479	10,808	32,432	30,475

Interest expense
Deposits		4,374	4,501	13,862	12,150
Other borrowings		834	974	2,611	2,743

Total interest expense		5,208	5,475	16,473	14,893

Net interest income		5,271	5,333	15,959	15,582
Provision for loan losses		230	283	1,038	959

Net interest income after
provision for loan losses		5,041	5,050	14,921	14,623

Other income
Service charges on deposit accounts		606	495	2,365	1,547
Mortgage origination fees		278	123	658	288
Insurance commissions		200	156	519	436
Gain on sale of loans		3	-	16	50
Gain(loss) on sale of securities		38	(12)	35	131
Other operating income		407	321	869	786

Total other income		1,532	1,083	4,462	3,238

Other expenses
Salaries and other employee benefits		2,555	2,474	8,803	7,560
Occupancy expenses		372	353	1,066	896
Equipment expenses		478	406	1,398	1,232
Other operating expenses		1,193	1,097	4,239	3,610

Total other expenses		4,598	4,330	15,506	13,298

Income before income taxes		1,975	1,803	3,877	4,563

Income tax expense		670	577	1,345	1,505

Net Income		$1,305	$1,226	$2,532	$3,058

Earnings Per Share
Basic		$0.28	$0.26	$0.54	$0.66

Diluted		$0.27	$0.25	$0.52	$0.63

Weighted Average Shares
Basic		4,674	4,656	4,663	4,655

Diluted		4,873	4,808	4,864	4,818

Cash dividends per common share	$	$ 0.08	$0.07	$0.23	$0.22

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands)
(unaudited)	September 30,		September 30,

	2001	2000	2001	2000

Net Income	1,305	1,226	2,532	3,058

Unrealized gains on securities
available-for-sale arising during period, net of tax	761	522	1,395	426

Reclassification adjustment for (gains) losses realized on
securities available-for-sale in net income, net of tax	(26)	8	(24)	(89)

Other comprehensive income	735	530	1,371	337

Comprehensive income	$2,040	$1,756	$3,903	$3,395

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Dollars in thousands)					Accumulated
(unaudited)					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balance, December 31, 2000	2,766	$13,830	$1,145	$9,666	$18	$24,659

Restatement to reflect the pooling of
interests with Community Trust Financial
Services at December 31, 2000	1,891	$9,454	$422	$5,920	$94	$15,890

Balance, December 31, 2000, as restated	4,657	23,284	1,567	15,586	112	40,549
Net income				2,532		$2,532
Options excercised	38	188	131			$319
Dividends declared
$0.23 per share				(979)		$(979)
Other comprehensive income					1,371	$1,371

Balance, September 30, 2001	4,695	$23,472	$1,698	$17,139	$1,483	$43,792

GB&T BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in Thousands)
(unaudited)
	2001		2000

OPERATING ACTIVITIES
Net income	$2,532	$	$ 3,058
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	989		873
Provision for loan losses	1,038		959
Other operating activities	717		448

Net cash provided by operating activities	5,276		5,338

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(42,594)		(15,690)
Proceeds from maturities of securities available-for-sale	36,722		10,005
Net (increase) decrease in interest-bearing deposits in banks	(983)		1,224
Purchase of life insurance	-		(1,650)
Net decrease in Federal funds sold	384		2,015
Net increase in loans	(19,207)		(45,522)
Purchase of premises and equipment	(2,561)		(2,497)

Net cash used in investing activities	(28,239)		(52,115)

FINANCING ACTIVITIES
Net increase in deposits	29,159		37,565
Net increase in FHLB advances	2,974		10,974
Net decrease in other borrowings	(6,999)		(1,433)
Issuance of stock	319		17
Dividends paid	(979)		(826)

Net cash provided by financing activities	24,474		46,297

Net increase (decrease) in cash and due from banks	1,511		(480)

Cash and due from banks at beginning of period	16,244		14,249

Cash and due from banks at end of period	$17,755		$13,769

The accompanying notes are an integral part of these financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.            BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and merger related transactions) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2001 is not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Prior period financial information has been restated for a business combination with Community Trust Financial Services Corporation (and its wholly-owned subsidiaries, Community Trust Bank, Community Loan Company, and Metroplex Appraisals, Inc.), which was consummated on June 30, 2001, and accounted for as a pooling of interests in conformity with accounting principles generally accepted in the United States of America. Prior period financial information has also been restated to include ownership of 49% of the equity of Cash Transactions, LLC. Cash Transactions, LLC is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company’s interest is reflected in the consolidated financial statements at its proportionate share.

NOTE 2.            EARNINGS PER COMMON SHARE (in thousands, except per share data)

 Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2000.

		Quarters ended September 30,
		2001	2000

Basic Earnings Per Share:
Weighted average common shares outstanding		4,674	4,656

Net income		$1,305	$1,226

Basic earnings per share		$0.28	$0.26

Diluted Earnings Per Share:
Weighted average common shares outstanding		4,674	4,656
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the period		199	152

Total weighted average common shares and
common stock equivalents outstanding		4,873	4,808

Net income		$1,305	$1,226

Diluted earnings per share	$	$ 0.27	$0.25

		Nine Months ended September 30,
		2001	2000

Basic Earnings Per Share:
Weighted average common shares outstanding		4,663	4,655

Net income		$2,532	$3,058

Basic earnings per share		$0.54	$0.66

Diluted Earnings Per Share:
Weighted average common shares outstanding		4,663	4,655
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the period		201	163

Total weighted average common shares and
common stock equivalents outstanding		4,864	4,818

Net income		$2,532	$3,058

Diluted earnings per share		$0.52	$0.63

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

The above presentation includes one-time merger expenses for both GB&T Bancshares, Inc. and Community Trust Financial Services Corporation. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations)

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The terrorist attacks that occurred in New York City and Washington D.C. on September 11, 2001, and the United States’ subsequent response to these events, coupled with an already sluggish economy, have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Hall County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

Financial Condition

We reported consolidated total assets of $540 million at September 30, 2001 compared to $512 million at December 31, 2000, representing an increase of $28 million or 5.48% for the nine month period. We continued to experience growth in total assets, loans and deposits during the nine months ended September 30, 2001. Total loans increased by $18 million or 4.8% for the nine months ended September 30, 2001. Total deposits increased $29 million or 7.3% for the nine months ended September 30, 2001. Deposit growth outpaced loan growth during the period resulting in a loan to deposit ratio of 93% down slightly from 95% at December 31, 2000.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also we maintain relationships with correspondent banks which could provide funds on short notice. As of September 30, 2001, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $9.3 million compared to $17.1 million at December 31, 2000.

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

Our liquidity ratio was 20.02% at September 30, 2001, above our target ratio of 20%. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs. Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

As of September 30, 2001 the capital ratios at the Company and the Banks were adequate based on regulatory minimum capital requirements. The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED

As of September 30, 2001
Total Capital to Risk Weighted Assets:
Consolidated	11.29%	8%	N\A
Gainesville Bank & Trust	9.17%	8%	10%
United Bank & Trust	13.57%	8%	10%
Community Trust Bank	10.97%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.00%	4%	N\A
Gainesville Bank & Trust	7.98%	4%	6%
United Bank & Trust	12.50%	4%	6%
Community Trust Bank	9.74%	4%	6%
Tier I Capital to Average Assets:
Consolidated	7.83%	4%	N\A
Gainesville Bank & Trust	6.14%	4%	5%
United Bank & Trust	8.88%	4%	5%
Community Trust Bank	7.97%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net yield on average interest-earning assets was 4.34% for the nine months ended September 30, 2001, compared to 4.79% for the same period in 2000. This 45 basis point decrease is primarily due to the current interest rate environment. In the first nine months of 2001 the yield on earning assets decreased to 8.81% from 9.37%, for the same period in 2000, while the cost of interest bearing liabilities decreased to 5.12% from 5.28%. The net interest margin is also negatively affected by faster repricing of our interest-earning assets over interest-bearing liabilities.

Net interest income decreased $62,000 or 1.2% for the three months ended September 30, 2001 compared to the same period in 2000. The net decrease consists of a decrease in interest income of $329,000 or 3% less a decrease in interest expense of $267,000 or 4.88% for the three-month period. Net interest income increased $377,000 or 2.4% for the nine months ended September 30, 2001 compared to the same period in 2000. The net increase consists of an increase in interest income of $1,957,000 or 6.4% less an increase in interest expense of $1,580,000 or 10.6% for the nine-month period. The increase in net interest income is due primarily to growth in total loans as compared to the same prior year period. During this period, loans accounted for $46 million, or 77% of the total growth in interest-earning assets.

Our provision for loan losses decreased by $53,000 or 18.7% during the three months ended September 30, 2001 as compared to the same period in 2000. . Loan growth has been slower than anticipated during the three month period.

Our provision for loan losses increased by $79,000 or 8.2% during the nine months ended September 30, 2001 as compared to the same period in 2000. The increase in the provision for loan losses for the nine-month period ended September 30, 2001 is based on loan growth and net charge-offs. The analysis below indicates an increase of $442,000 in net charge-offs for the nine months ended September 30, 2001 as compared to the same period in 2000. One loan accounted for 38% of the increase. The allowance for loan losses at September 30, 2001 was $5,477,000 or 1.36% of total loans compared to 1.35% at September 30, 2000. Based on management’s evaluation, the allowance is adequate to absorb any potential loan losses at September 30, 2001.which is consistent with management’s expectations. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine-month period ended September 30, 2001 and 2000.

	2001	2000
	(Dollars in Thousands)

Average amount of loans outstanding	$394,224	$348,139

Allowance for loan losses balance, beginning of period	$5,099	$4,233

Less charge-offs
Commercial loans	(61)	(36)
Real estate loans	(211)	(20)
Consumer loans	(588)	(429)

Total Charge-offs	(860)	(485)

Plus recoveries
Commercial loans	6	36
Real estate loans	16	129
Consumer loans	178	102

Total recoveries	200	267

Net charge-offs	(660)	(218)

Plus provision for loan losses	1,038	959

Allowance for loan losses balance, end of period	$5,477	$4,974

Net charge-offs to average loans	0.167%	0.063%

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate decreases of $727,000 in nonaccrual loans and increases of $178,000 in past due loans over 90 days. The decrease in nonaccrual real estate loans was due primarily to the foreclosure on one loan secured by real estate. Eighty percent of the Consumer nonaccrual loans are related to Community Loan Company our consumer finance company. There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	September 30, 2001

		Past Due
	Nonaccural	90 Days	Restructured
	Loans	Still Accruing	Debt

	(Dollars in Thousands)

Real estate loans	$161	$186	$-
Commercial loans	---	13	-
Consumer loans	721	337	-

Total	$882	$536	$-

	September 30, 2001

		Past Due
	Nonaccural	90 Days	Restructured
	Loans	Still Accruing	Debt

	(Dollars in Thousands)

Real estate loans	$985	$5	$-
Commercial loans	15	-	-
Consumer loans	609	353	-

Total	$1,609	$358	$-

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

Other income for the three months ended September 30, 2001, increased by $449,000 or 41.5% compared to the same period in 2000. Service charges increased by $111,000 and mortgage origination fees increased by $155,000. Insurance commissions increased by $44,000 and gain on sale of securities increased by $50,000. Other income for the nine months ended September 30, 2001, increased by $1,224,000 or 37.8% compared to the same period in 2000. Service charges increased by $818,000 and mortgage origination fees increased by $370,000. The increases in other income were partially offset by a $34,000 decrease in gain on sale of loans and a $96,000 decrease on gain on sale of securities. Service charges increases were due to new product service charges and increases in normal service charges. The mortgage origination fee increase resulted from refinancing activity spurred by the decline in mortgage rates.

Other expenses increased by approximately $268,000 or 6.19% for the three months ended September 30, 2001 compared to the same period in 2000. The increase is due partially to an increase in salaries and employee benefits of $81,000. Equipment and occupancy expenses increased by $91,000 due to depreciation and maintenance of equipment purchased for two additional full service branch locations. Other operating expenses increased $96,000 or 8.75%. Other expenses increased by approximately $2,208,000 or 16.6% for the nine months ended September 30, 2001, compared to the same period in 2000. The increase in other expenses included $1,505,000 in merger related expenses. The increase in other expenses included an increase in salaries and employee benefits of $1,243,000. Non merger related salary and employee benefit increases of $884,000 are due to sixteen additional employees and normal increases in salaries and employee benefits. Equipment and occupancy expenses increased by $336,000 for the nine months ended September 30, 2001. This increase was consistent with the three-month period. Other operating expenses increased $629,000 or 17.4%

Income tax expense increased by $93,000 for the three months ended September 30, 2001, compared to the same period last year. The effective tax rate for the three-month period was 34%, compared to 32% for the same period in 2000. Income tax expense decreased by $160,000 for the nine months ended September 30, 2001, compared to the same period last year. The decrease was the result of a decrease in net income due to merger related expenses. The effective tax rate for the nine-month period was 35%, compared to 33% for the same period in 2000. This increase reflects non-deductible merger expenses related to the merger of GB&T Bancshares and Community Trust Financial Services Corporation

Net income increased by $79,000 or 6.44%, for the three months ended September 30, 2001 compared to the same period in 2000. Net income decreased by $526,000 or 17.2% for the nine months ended September 30, 2001. This decrease resulted from approximately $1,090,000 in after tax one time merger related expenses related to the merger of GB&T Bancshares and Community Trust Financial Services Corporation.

During the third quarter we signed contracts with Jack Henry & Associates, Inc. to purchase hardware and software solutions to better equip the company for future operations. These contracts amounted to approximately $1,200,000 and will afford us growth potential and allow us to process all affiliates on the same system.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Reports on Form 8-K

Initially, GB&T Bancshares, Inc. filed a current report on Form 8-K on July 3, 2001, regarding consummation of the acquisition of Community Trust Financial Services Corporation, Hiram, Georgia, a Georgia corporation, pursuant to the Agreement and Plan of Reorganization dated March 16, 2001, between GB&T Bancshares, Inc. and Community Trust Financial Services Corporation. The consideration consisted of 1,890,662 shares of GB&T Bancshares, Inc. common stock, par value $5.00 per share, in return for all of the issued and outstanding capital stock of Community Trust Financial Services Corporation. The consideration was determined by negotiation among the parties. The transaction was accounted for as a pooling of interests. Item 7 of the Form 8-K reported that the financial statements and pro forma financial information concerning Community Trust Financial Services Corporation and GB&T Bancshares, Inc. would be filed as soon as practicable in accordance with Item 7(a)(4) of Form 8-K. On September 10, 2001, the Company filed an amendment to the Form 8-K referred to above to include financial information and pro forma financial information concerning Community Trust Financial Services Corporation and GB&T Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE: 11/13/2001	BY: /s/ Richard A. Hunt Richard A. Hunt President and Chief Executive Officer

DATE: 11/13/2001	BY: /s/ Gregory L. Hamby Gregory L. Hamby Executive Vice President & Chief Financial Officer