Form 10-K
period 2001-12-31
GB&T BANCSHARES INC
filed 2002-04-02
CIK 1061068

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☑     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Fiscal Year Ended December 31, 2001

☐     Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-24203

GB&T Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2400756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Jesse Jewell Parkway, S.E.
Gainesville, Georgia	30501
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code  (770) 532-1212

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
Common Stock, par value $5.00

Name of each exchange on which registered:  NASDAQ National Market

            Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

            As of March 15, 2002, the aggregate market value of our voting common stock held by nonaffiliates was approximately $60,511,694.

            As of March 15, 2002, we had issued and outstanding 4,760,314 shares of the 20,000,000 authorized shares of its $5.00 per value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Parts I and II of this report.

            Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2001 fiscal year end are incorporated by reference into Part III of this report.

PART I

ITEM 1.          BUSINESS

The Company

            GB&T Bancshares, Inc. (the “Company”) was formed in 1998 as a bank holding company existing under the laws of the State of Georgia.  On April 24, 1998, we acquired all of the outstanding common stock of Gainesville Bank & Trust (the “Bank”) in exchange for 1,676,160 shares at $5 par value common stock.  The acquisition was accounted for as a pooling of interests.  At December 31, 2001, we had three wholly-owned bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust and Community Trust Bank, collectively the (“Banks”) and one non-bank subsidiary, Community Loan Company.

            We operate as a multi bank holding company.  At December 31, 2001, we also held common stock in three de novo banks in Georgia, representing a less than 5% ownership in each bank.  Our current plans include aggressively exploring opportunities through mergers and acquisitions.  Currently, there are no paid employees in the Company.

Gainesville Bank & Trust

            Gainesville Bank & Trust (“GB&T”) located in Gainesville, Hall County, Georgia was incorporated under the laws of the State of Georgia on July 20, 1987 and commenced operations as a Georgia state-chartered bank on February 1, 1988.

            GB&T conducts business from its main office facility at 500 Jesse Jewell Parkway, Gainesville, Georgia, which is owned equally by GB&T and one of the Company’s directors.  GB&T currently occupies seventy-nine percent of this facility.  The remainder of this facility is available for lease and approximately 5,900 square feet in the building is currently under lease to two tenants unrelated to GB&T.  GB&T currently operates four branches in Gainesville, Georgia, one branch in Oakwood, Georgia and one branch in Buford, Georgia.

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

United Bank & Trust

            United Bank & Trust (“UB&T”) is located in Rockmart, Polk County, Georgia and was also incorporated under the laws of the State of Georgia on October 27, 1988 and commenced operations as a Georgia state-chartered bank on January 16, 1990.  On February 29, 2000, UB&T was acquired by the Company in a business combination accounted for as a pooling of interests.  All prior year financial statements have been restated to include UB&T.

            UB&T conducts business from its main office facility at 129 East Elm Street, Rockmart, Georgia.  UB&T currently operates a branch in Cedartown, Georgia.

UB&T provides a full range of banking services to customers within its primary market area of Polk County and surrounding counties.  UB&T offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans.  UB&T also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machine.

Community Trust Bank

            Community Trust Bank (“CTB”) is located in Hiram, Paulding County, Georgia and was also incorporated under the laws of the State of Georgia and commenced operations as a Georgia state-chartered bank in 1988.  On June 30, 2001, CTB was acquired by the Company in a business combination accounted for as a pooling of interests.  All prior year financial statements have been restated to include CTB.

            CTB conducts business from its main office facility at 3844 Atlanta Highway, Hiram, Georgia.  CTB currently operates one branch in Dallas, Georgia, one branch in Marietta, Georgia and one branch in Kennesaw, Georgia.

            CTB provides a full range of banking services to customers within its primary market areas of Paulding and Cobb Counties and surrounding counties.  CTB offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans.  CTB also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machine.

Community Loan Company

            Community Loan Company (“CLC”) was formed in 1995 as a non-bank subsidiary for the purpose of engaging in the consumer finance business.  CLC presently operates 8 offices located in the Northwest Georgia cities of Woodstock, Rockmart, Rossville, Gainesville, Dalton, Rome, Dahlonega and Cartersville.

Cash Transactions, LLC

            Another non-bank subsidiary was established in 1997 called CashTrans.  CashTrans is a limited liability company that is owned 49% by the Company and 51% by an individual who serves as Chairman of CashTrans.  CashTrans is engaged in the business of providing retail establishments with automated teller machines that are owned by CashTrans and that dispense cash or cash equivalents.

Market Area and Competition

            GB&T competes primarily with seven other commercial banks, Bank America, N.A, Regions Bank, Community Bank & Trust, Branch Banking and Trust, SunTrust Bank, National Bank of Commerce, and Wachovia Bank, N.A.  In addition, GB&T competes with other financial institutions, including two credit unions and various other finance companies.  The banking business continues to be very competitive in our primary market areas of  Hall, Polk and Paulding counties.  The banking industry also continues to experience increased competition for deposits from brokerage firms and money market funds.

            As a whole, the banking industry in Georgia is highly competitive.  We compete with institutions, some of which have much greater financial resources than our Banks, and which may be able to offer more services to their customers.  In recent years, intense market demands, economic pressures, and increased customer awareness of products, services, and the availability of electronic services have forced banks to diversify their services and become more cost effective.  Our Banks continually face strong competition in attracting and retaining deposits and loans.

            The most direct competition for deposits comes from other commercial banks, savings banks, credit unions and issuers of securities such as shares in money market funds.  Interest rates, convenience, availability of products and services, and marketing are all significant factors in the competition for deposits.

            Competition for loans comes from other commercial banks, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders.  We compete for loan originations through interest rates, loan fees, efficiency in closing and handling of loans, and the overall quality of service.  Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rates, and other factors that are not readily predictable.

            Management expects that competition will continue in the future due to statewide branching laws that became effective in 1998 and the entry of additional bank and nonbank competitors.

Lending Activities

            We originate loans primarily secured by single family real estate, residential construction, owner-occupied commercial buildings, and other loans to small businesses and individuals.  In addition, loans are made to small- and medium-sized commercial businesses, as well as to consumers for a variety of purposes.  We also lend to a limited number of residential contractors and developers in the Hall County, Polk County, and Paulding County areas.

            In addition, GB&T originates loans to small businesses secured by real estate and other collateral, which loans are in part (up to 75% of each loan) guaranteed by the U.S. Small Business Administration (“SBA”).

            Our commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as occasional letters of credit.  Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and often secured by mortgages on their personal residences.

            We provide commercial and consumer installment loans to our customers.  Such loans are typically of multiple-year duration and, if not variable rate, bear interest at a rate tied to our cost of funds of equivalent maturity.  Commercial installment loans generally finance commercial equipment and real estate, while consumer installment loans typically finance automobiles, consumer products, or home improvements.

            Risks associated with loans made by us include, but are not limited to, the real estate market in Hall, Polk and Paulding Counties, fraud, deteriorating or non-existing collateral, general economic conditions, interest rate risk, and deteriorating borrower financial conditions.

            Our Board of Directors establishes and periodically reviews the Banks’ lending policies and procedures.  State banking regulations provide that no secured loan relationship may exceed 25% of the Banks’ statutory capital and no unsecured loan relationship may exceed 15% of statutory capital, except in very limited circumstances.  Our Banks occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds the Banks’ legal lending limits.

Deposits

            Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities.  We obtain most of our deposits from individuals and businesses in our market area.  A secondary source of funding is through advances from the Federal Home Loan Bank and other borrowings which enable us to borrow funds at rates and terms, which at times, are more beneficial to us.

            We do not solicit deposits by offering depositors rates of interest on certificates of deposit or money market accounts significantly above rates paid by other local competitors.  GB&T solicits brokered deposits on a limited basis.

Securities

            After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations.  We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, mortgage-backed securities, other taxable securities and in certain obligations of states and municipalities.  We also invest excess funds in Federal funds with our correspondents and primarily act as a net seller of such funds.  The sale of Federal funds amounts to a short term loan from us to another bank.  Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.

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

            Our asset-liability mix is monitored on a periodic basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Banks’ Board of Directors on a monthly basis.  The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on our earnings.

            We have grown from our initial capital base of $7 million to a total asset base of approximately $548 million.  The continued growth in total assets and loans was generated almost exclusively from deposits obtained from our market areas.  The loan portfolio of $419 million as of December 31, 2001 is comprised of commercial loans ($39 million), loans secured by real estate ($347 million), and consumer and other loans ($33 million).

Employees

            As of December 31, 2001, we had 233 full-time equivalent employees, of which 109 were employed by GB&T, 35 were employed by UB&T, 65 were employed by CTB, and 24 were employed by CLC.  We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

REGULATION AND SUPERVISION

            We are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years and additional changes have been proposed. Legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

            On November 12, 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999 was signed into law by President Clinton. Among other things, this law repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The legislation also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. It also authorizes activities that are "complementary" to financial activities.

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

The Company

            Because we own all the outstanding common stock of the Banks, we are a bank holding company under the federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia.

            The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level will be limited to:

  banking and managing or controlling banks;

  furnishing services to or performing services for our subsidiaries; and

  engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

            Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

  acquiring substantially all the assets of any bank;

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

   making or servicing loans and certain types of leases;

  engaging in certain insurance and discount brokerage activities;

  performing certain data processing services;

  acting in certain circumstances as a fiduciary or investment or financial adviser;

  owning savings associations; and

  making investments in certain corporations or projects designed primarily to promote community welfare.

            The Federal Reserve Board imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, a bank holding company is able to borrow money to make a capital contribution to a subsidiary bank, and these loans may be repaid from dividends paid from the bank to the holding company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

            Source of Strength. In accordance with Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their bank subsidiaries and to commit resources to support such subsidiaries in circumstances in which they might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

            Georgia State Regulation. As a bank holding company registered under the Financial Institutions Code of Georgia, we are subject to limitations on sale or merger and to regulation by the Georgia Department of Banking and Finance. Prior to acquiring the common stock of a bank, we must obtain the approval of the Department. We must also receive the Department’s approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between us and our subsidiaries.

The Banks

            The Banks are state banks incorporated under the laws of Georgia and subject to examination by the Georgia Department of Banking and Finance and the FDIC. Deposits in the Banks are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

  security devices and procedures;

  adequacy of capitalization and loss reserves;

  loans;

  investments;

  borrowings;

  deposits;

  mergers;

  issuances of securities;

  payment of dividends;

  interest payable on certain deposits;

  interest rates or fees chargeable on loans;

  establishment of branches;

  corporate reorganizations;

  maintenance of books and records; and

  adequacy of staff training to carry on safe lending and deposit gathering practices.

            The Georgia Department of Banking and Finance and FDIC require the Banks to maintain specified capital ratios and impose limitations on the Banks’ aggregate investment in real estate, bank premises, and furniture and fixtures. The Georgia Department of Banking and Finance and FDIC also require the Banks to prepare quarterly reports on the Banks’ financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures. Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deemed necessary or appropriate. Insured institutions are required to submit reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

  internal controls;

  information systems and audit systems;

  loan documentation;

  credit underwriting;

  interest rate risk exposure; and

  asset quality.

            State banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Georgia Department of Banking and Finance, FDIC, or the Federal Reserve Board to be troubled institutions must give the Georgia Department of Banking and Finance, FDIC or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Georgia Department of Banking and Finance, FDIC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

            Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995, depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on their capital levels and risk profile, as determined by their primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000.

However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment.  Increases in deposit insurance premiums or changes in risk classification will increase the Banks’ cost of funds, and we may not be able to pass these costs on to our customers.

            Transactions With Affiliates and Insiders. The Banks are subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Banks’ capital and surplus and, as to all affiliates combined, to 20% of the Banks’ capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit:

  must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

            Dividends. A Georgia state bank may not pay dividends from its permanent capital. All dividends must be paid out of undivided profits after deducting expenses, including reserves for losses and bad debts. In addition, a state bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Banks’ net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Georgia Department of Banking and Finance is required if the total of all dividends declared by a state bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus, or if classified assets exceed 80% of its capital.

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

            Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on a bank.

            Other Regulations. Interest and other charges collected or contracted for by the Banks are subject to state usury laws. The Banks’ loan operations are also subject to federal laws applicable to credit transactions, including, but not limited to:

  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, sex, creed or other prohibited factors in extending credit;

  the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records from disclosure to government agencies and prescribes procedures for complying with administrative subpoenas of financial records; and

  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

            Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that we are subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1% of risk-weighted assets. Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20%

category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

            The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain a leverage ratio of at least 4%.

            The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  GB&T is currently considered “adequately capitalized” and UB&T and CTB currently qualify as "well capitalized".  Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

  submit a capital restoration plan;

  raise additional capital;

  restrict their growth, deposit interest rates, and other activities;

  improve their management;

  eliminate management fees; or

  divest themselves of all or a part of their operations.

            Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels are currently more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

            Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

            Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.          PROPERTIES

                GB&T’s main office is owned jointly by GB&T and Director Donald J. Carter.  The three story building is located in downtown Gainesville at the intersection of Jesse Jewell Parkway and Race Street.  GB&T occupies over two-thirds of the building, with remaining space presently leased to other tenants.  GB&T’s main office also has a drive-in automated teller machine.

            GB&T has four branch locations in Gainesville, Georgia, the first located in a leased shopping center facility at 2412 Old Cornelia Highway, in a small community just north of Gainesville, the second located in a leased shopping center facility at 1210 Thompson Bridge Road, the third located in a leased shopping center facility at 475 Dawsonville Highway, and the fourth located at 1403 Atlanta Highway, all of which have an automated teller machine.

            GB&T has two other branch banking facilities, one in Oakwood, Georgia and one in Buford, Georgia.  Both branches are located in Hall County south of Gainesville.  Both branches have automated teller machines.

            GB&T operates automated teller machines in a Gainesville-based retail shopping center at 975 Dawsonville Road and in the hospital atrium at 675 White Sulphur Road in Gainesville, Georgia.

            UB&T’s main office is located at 129 East Elm Street near downtown Rockmart, Georgia.

            The main office is an office building owned by UB&T and contains approximately 8,000 square feet of finished space used for Bank offices and  operations.  The Bank also has an automated teller machine.

            UB&T’s Cedartown branch is an office building owned by UB&T and contains approximately 4,700 square feet of finished space.  The branch also has an automated teller machine.

            CTB’s main office is located at 3844 Atlanta Highway in Hiram, Georgia.

            The main office is an office building owned by CTB and contains approximately 16,000 square feet of finished space.  The Bank also has an automated teller machine.

            CTB’s Dallas branch is an office building owned by CTB and contains approximately 1,150 square feet of space.  The branch also has an automated teller machine.

            CTB leases space in a shopping center facility in each of the cities of Marietta and Kennesaw.

            CLC leases office space in the Georgia cities of Woodstock, Rockmart, Rossville, Gainesville, Dalton, Rome, Dahlonega and Cartersville.

            CashTrans leases office space in Dallas, Georgia.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS

(a)	Our common stock is traded on the NASDAQ Stock Market under the symbol “GBTB.” The following table sets forth the high and low closing sale prices for our common stock.

	Sales Price
Calendar Period	Low	High

2000
First Quarter	$16.00	$21.50
Second Quarter	14.75	18.00
Third Quarter	14.50	18.75
Fourth Quarter	15.00	20.00

2001
First Quarter	$14.88	$19.50
Second Quarter	15.00	19.25
Third Quarter	13.65	18.45
Fourth Quarter	14.00	17.00

(b)	As of March 15, 2002, there were approximately 1,590 holders of record of our common stock.
(c)	We paid a $.29 and $.24 per share cash dividend on our common stock for the years ended December 31, 2001 and 2000, respectively. We anticipate continuing to pay a quarterly dividend in the future. Any declaration and payment of dividends will be based on our earnings, economic conditions, and the Board of Directors’ evaluation of other relevant factors. Our ability to pay dividends will also be dependent on cash dividends paid to us by our Banks. The ability of our Banks to pay dividends to us is restricted by applicable regulatory requirements. See “Regulation and Supervision.”

ITEM 6.          SELECTED FINANCIAL DATA

            The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report.  This information is only a summary and should be read in conjunction with our historical financial statements and related notes.  All prior year financial information has been restated to include the business combinations with UBT Financial Services Corporation and Community Trust Financial Services Corporation, which were both accounted for as a pooling of interests.

	As of and For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share amounts)

Total Loans	$418,656	$384,691	$324,355	$242,578	$201,143
Total Deposits	426,758	401,302	345,252	299,978	273,442
Total Borrowings	70,169	64,299	48,460	9,099	2,230
Total Assets	547,596	512,488	439,697	346,906	306,377

Interest Income	42,349	41,794	32,701	27,606	24,190
Interest Expense	20,893	20,797	14,077	12,523	10,959
Net Interest Income	21,456	20,997	18,624	15,083	13,231
Provision for Loan Losses	1,306	1,149	1,896	1,006	645
Net Interest Income After Provision	20,150	19,848	16,728	14,077	12,586
Non-Interest Income	6,329	4,362	3,712	3,556	2,562
Non-Interest Expense	20,523	17,811	15,703	13,054	10,583
Income Before Income Taxes	5,956	6,399	4,737	4,579	4,565
Provision for Income Taxes	1,986	2,090	1,405	1,365	1,471
Net Income	3,970	4,309	3,332	3,214	3,094

Net Income Per Share:
Basic	.85	.93	.72	.76	.76
Diluted	.82	.90	.69	.72	.75

Cash Dividends Declared	.29	.24	.20	.16	.15
Book Value Per Share	9.45	8.72	7.82	7.51	7.24
Weighted Average Shares:
Basic	4,676	4,640	4,601	4,257	4,060
Diluted	4,816	4,791	4,801	4,446	4,123

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

A Warning About Forward-Looking Statements

            Some of the statements made in this annual report (and in other documents to which we refer) are “forward-looking statements.” When used in this document, the words “anticipate,” “believe,” “estimate,” and similar expressions generally identify forward-looking statements. These statements are based on the beliefs, assumptions, and expectations of management, and on information currently available to those members of management. They are expressions of historical fact, not guarantees of future performance. Forward-looking statements include information concerning possible or assumed future results of our operations.

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

            During 2000 and 2001, we completed our acquisitions of UBT Financial Services Corporation and Community Trust Financial Services Corporation, respectively, which were both accounted for as a pooling of interests.  All prior financial information has been restated to reflect the combination as of the earliest period presented.  Our discussion and analysis reflects the combined performance and financial position for the periods presented.

Summary

            During 2001 and 2000, we continued to experience moderate growth in interest-earning and total assets which was funded by increases in deposits, borrowings, and the retention of net profits.  We recorded net income of $3,970,000 and $4,309,000 for the years ended December 31, 2001 and 2000, respectively.  Total equity at December 31, 2001 increased to $44,773,000 from $40,554,000, or $4,219,000 from December 31, 2000.

Balance Sheets

            Our total assets increased $35.1 million or 6.9% for the year ended December 31, 2001 compared to $72.8 million or 16.6% for the same period in 2000.  The increase in total assets for the year ended December 31, 2001 consists primarily of an increase in interest-earning assets of $32.2 million or 6.8% compared to an increase of $82.0 million or 20.8% during the same period in 2000.  The overall growth in 2001 and 2000 is consistent with management’s plans.  The competition for deposits plays an important role in the overall growth of the Company.

            Our primary focus is to maximize earnings through lending activities.  Any excess funds are invested according to our investment policy.  Total loans increased 8.8% or $34.0 million for the year ended December 31, 2001.  This increase is compared to an increase of 18.6% or $60.3 million during 2000.  The increase in total loans for 2001 included a 44.3% increase in real estate construction loans, or $30.5 million.  The economy in Gainesville, and Georgia as a whole, continues to be strong despite the events of September 11,

2001.  As of December 31, 2001, our loan-to-deposit ratio was 98% compared to 96% in 2000.  At December 31, 2001 and 2000, we had total outstanding borrowings of $70.2 million and $64.3 million, respectively.  These funds have been used to fund loan growth.  The utilization of borrowings to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio.  Our loan-to-funds ratio is 84% and 83% at December 31, 2001 and 2000, respectively.

            During 2001, total deposits grew by $25.5 million, or 6.3% compared to an increase of $56.1 million or 16.2% in 2000.  The increase in 2001 consists primarily of an increase in interest-bearing deposits of $20.4 million or 5.8% compared to an increase of $47.7 million or 15.7% during 2000.  The decline in growth in deposits during the past year reflects the increased competition for deposits and the decrease in deposit rates in 2001.  Noninterest bearing demand deposits increased by $5.1 million during 2001 compared to an $8.4 million increase in 2000.

            The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers.  Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing.  Currently, real estate values and employment trends in our market areas have remained stable.  The general economy and loan volume showed signs of declining slightly during the fourth quarter of 2000, and continued through 2001.  The events of September 11, 2001 have impacted our operations due to the continued cutting of interest rates.

            We attempt to reduce these economic and credit risks not only by adherence to our lending policy, which includes loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position.  Also, we periodically review our lending policies and procedures.

Liquidity and Capital Resources

            Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also, we maintain relationships with correspondent banks which could provide funds on short notice.  As of December 31, 2001, we had borrowed under Federal funds purchase lines and securities sold under repurchase agreements $19.7 million compared to $17.1 million as of December 31, 2000.  These borrowings typically mature within one to four business days.

            Our liquidity and capital resources are monitored on a periodic basis by management and state and Federal regulatory authorities.  At December 31, 2001, our liquidity ratio was 17.23% which was above our policy minimum ratio of 15%.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements.  At December 31, 2001, we had available borrowing capacity totaling approximately $54.1 million through various borrowing arrangements and available lines of credit.  Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.  We are not aware of any events or trends likely to result in a material change in liquidity.

            At December 31, 2001, our capital to asset ratios were considered adequate based on guidelines established by the regulatory authorities.  During 2001, we increased our capital by retaining net earnings of $4.0 million.

            At December 31, 2001, we had outstanding commitments totaling approximately $1.9 million for the construction of a full service branch facility and a major computer conversion scheduled to be fully implemented during the third quarter of 2002.

            Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on its liquidity, capital resources, or operations.  Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation

            The impact of inflation on banks differs from its impact on non-financial institutions.  Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with interest rates which are effected by inflation.  A bank can reduce the impact of inflation if it can manage its rate sensitivity gap.  This gap represents the difference between rate sensitive assets and rate sensitive liabilities.  Through our asset-liability committees, we attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation.  For information on the management of our interest rate sensitive assets and liabilities, see the “Asset/Liability Management” section.

Results of Operations - For the Years Ended December 31, 2001, 2000 and 1999

            Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.  The net yield on average interest-earning assets decreased to 4.33% in 2001 from 4.74% in 2000.  This decrease is attributable primarily to the continued decrease in interest rates in 2001.  In 2001, the average yield on interest-earning assets decreased to 8.55% from 9.43% in 2000 while the average yield on interest-bearing liabilities decreased only to 4.85% in 2001 from 5.40% in 2000.  The overall change in the interest rate spread from 2000 to 2001 was a decrease of 33 basis points.  The decrease in the net interest spread is directly related to the 475 basis point drop in prime interest rates during 2001 which ended its downward spiral at 4.75%.

            The net yield on average interest-earning assets decreased by 46 basis points to 4.74% from 5.20% for the year ended December 31, 2000 as compared to 1999.  The decreased net yield in 2000 was attributable to an increase in interest paid on interest-bearing liabilities which increased during that period by 77 basis points to 5.40%.  During that same period, interest earned on interest-bearing assets only increased by 31 basis points.  During 2000, the prime interest rate increased 100 basis points.

            The net interest spread for the years ended December 31, 2001 and 2000 has dropped by 33 and 46 basis points which closely matches the drop in yield in interest-earning assets which dropped by 41 and 46 basis points, respectively.

            Net interest income, however, increased by $459,000 to $21.5 million in 2001, compared to an increase of $2.4 million in 2000.  The increase for both years continues to reflect the continued increase in interest-

earning assets during 2001 and 2000.  The increase in interest-earning assets in 2000 was significantly higher than 2001, as discussed earlier.  As shown in Table 1 and Table 2 included in this annual report, the change in net interest income is the result of the increases in net volume versus changes in net interest rates.

            Provisions for loan losses increased by only $157,000 during 2001 compared to a decrease of $747,000 during 2000.  The provision for loan losses is the charge to operations which management feels is necessary to fund the allowance for loan losses.  This provision is based on the growth of the loan portfolio, the amount of historical net charge-offs incurred, and the general economy as well as the local economies.  The allowance for loan loss was $5,522,000 or 1.32% of total loans at December 31, 2001 compared to $5,099,000 or 1.33% of total loans at December 31, 2000.  We incurred net charge offs of $883,000, $268,000 and $808,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  The percentage of net charge-offs to average loans outstanding was .22% and .08% for the years ended December 31, 2001 and 2000.  The increase in the provision for loan losses in 2001 was due to loan growth and not to any specific identified trends.  The increase in net charge-offs of $615,000 includes consumer related net charge-offs of $277,000 and real estate net charge-offs of $299,000 which accounts for 94% of all net charge-offs.  The consumer related charge-offs consist of many smaller balance loans while the real estate charge-offs consist of only a few larger balance loans.  Real estate loans are normally secured by 1 to 4 family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss.  Consumer loans, however, are oftentimes secured by consumer goods and automobiles, or unsecured, and therefore subject to greater loss in the event of charge-off.  During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio.  The allowance for loan losses as a percentage of nonaccrual loans at December 31, 2001 was 1167.4%, which was up significantly from 318.3% at December 31, 2000.  This increase is due to nonaccrual loans decreasing to $473,000 at December 31, 2001 from $1,602,000 at December 31, 2000.  During the same period, other problem loans, including past due loans greater than 90 days past due, decreased by $563,000 compared to a decrease of $133,000 in 2000.  Based on management’s evaluations, the allowance for loan losses is adequate to absorb potential losses on existing loans.

            Other income increased during 2001 by $1,967,000 compared to an increase of $650,000 in 2000.  For the year ended December 31, 2001, the most significant portion of the net increase consisted of an increase of $1,245,000 in service charges on deposit accounts and an increase of $611,000 in mortgage origination fees.  For the same period in 2000, service charges decreased by $54,000 and mortgage origination fees increased by $93,000.  The increases in service charges on deposit accounts reflects the continued growth in transaction accounts.  The increase in mortgage origination fees is directly related to the decrease in mortgage rates.  In a decreasing rate environment, refinancing of mortgage loans provided an excellent opportunity for us to generate other fee income.

            Other expense increased $2,712,000 and $2,108,000 for the years ended December 31, 2001 and 2000, respectively.  Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $1,219,000 and $1,585,000 for the years ended 2001 and 2000, respectively.  The number of full-time equivalent employees decreased by 11 from December of 2000 to December of 2001 and by 15 for the same period from 1999 to 2000.  These reductions in number of employees is directly related to the business combinations and the duplication of responsibilities.  In connection with the acquisition of Community Trust Financial Services Corporation, we incurred one-time expenses of approximately $884,000 of salary continuation benefits to officers and employees who are no longer with the Company.  In addition, we incurred normal increases due to increases in profit sharing contributions, health insurance costs, incentive compensation and salary increases for the years ended December 31, 2001 and 2000.  Other operating expenses increased by $1,005,000 and $114,000, respectively, for the years ended December 31, 2001 and 2000.  Professional and merger related expenses were $618,678 and $336,367 for the years ended December 31, 2001 and 2000, respectively.  These expenses are recognized in other operating expenses due to the business combinations consummated in 2001 and 2000 being accounted for as poolings of interests.  The Company actively pursues merger opportunities and expects to incur expenses related to evaluating these opportunities.

            Income tax expense decreased $104,000 to $1,986,000 in 2001 from $2,090,000 in 2000.  The effective tax rate was 33% for the years ended December 31, 2001 and 2000.

            Net income decreased by $339,000 for the year ended December 31, 2001, or by 7.91%.  The increase in net income for the same period in 2000 was $977,000, or 29.3%.  The decrease in net income in 2001 is due to a decrease in growth rate of interest-earning assets, an overall decline in yields on interest-earning assets and one-time merger expenses recognized in connection with the business combination with Community Trust Financial Services Corporation.  The increase in net income in 2000 was a combination of significant growth in interest-earning assets, moderate increases in other expenses, a decrease in provision for loan losses and increased non-interest income.

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

            The tables and schedules on the following pages set forth certain financial information and statistical data with respect to:  the distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the securities portfolio; the loan portfolio; including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

            The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

Table 1 -     Distribution of Assets, Liabilities and Stockholders’ Equity
                    Interest Rates and Interest Differentials

	Years Ended December 31

	2001			2000			1999

	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates

				(Dollars in Thousands)

Taxable securities	68,639	4,360	6.35%	65,110	4,232	6.50%	52,762	3,189	6.04%
Nontaxable securities (5)	15,907	720	4.53	15,041	678	4.51	12,591	561	4.46
Federal funds sold	11,458	447	3.90	6,465	425	6.57	9,258	495	5.35
Interest-bearing deposits in banks	1,736	60	3.46	707	34	4.81	1,506	89	5.91
Loans (2) (4)	397,496	36,762	9.25	356,051	36,425	10.23	282,277	28,367	10.05

Total interest-earning assets	495,236	42,349	8.55%	443,374	41,794	9.43%	358,394	32,701	9.12%

Unrealized gains (losses) on securities	1,355			(1,471)			(269)
Allowance for loan losses	(5,498)			(3,232)			(2,390)
Cash and due from banks	14,107			13,530			8,755
Other assets	25,637			23,136			19,768

Total	530,837			475,337			384,258

Interest-bearing demand & savings	119,961	2,527	2.11	99,787	3,060	3.07	100,691	2,663	2.64
Time	248,906	14,958	6.01	220,938	13,976	6.33	174,900	9,899	5.66
Borrowings	62,283	3,408	5.47	64,389	3,761	5.84	28,764	1,515	5.27

Total interest-bearing liabilities	431,150	20,893	4.85%	385,114	20,797	5.40%	304,355	14,077	4.63%

Noninterest-bearing demand	50,462			47,047			41,185
Other liabilities	6,889			6,125			3,654
Stockholders’ equity (3)	42,336			37,051			35,064

Total	530,837			475,337			384,258

Net interest income		21,456			20,997			18,624

Net interest spread			3.70%			4.03%			4.49%
Net yield on average interest-earning assets			4.33%			4.74%			5.20%

(1)           Average balances were determined using the daily average balances.

(2)           Average balances of loans include nonaccrual loans and are net of deferred interest and fees.

(3)           Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders’ equity at $844,000,
                $(540,000), and $(144,000) for 2001, 2000, and 1999, respectively.

(4)           Interest and fees on loans include $2,916,000, $2,390,000 and $2,517,000 of loan fee income for the years ended December 31,
                2001, 2000 and  1999, respectively.

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

	Years Ended December 31,

	2001 to 2000			2000 to 1999

	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net

	(Dollars in Thousands)

Income from interest-earning assets:
Interest and fees on loans	$(3,676)	$4,013	$337	$517	$7,541	$8,058
Interest on taxable securities	(99)	227	128	256	787	1,043
Interest on nontaxable securities	3	39	42	6	111	117
Interest on federal funds sold	(219)	241	22	98	(168)	(70)
Interest on interest-bearing
deposits in other banks	(12)	38	26	(15)	(40)	(55)

Total interest income	(4,003)	4,558	555	862	8,231	9,093

Expense from interest-bearing
liabilities:
Interest on interest-bearing demand
deposits and savings deposits	(1,076)	543	(533)	422	(25)	397
Interest on time deposits	(730)	1,712	982	1,265	2,812	4,077
Interest on borrowings	(233)	(120)	(353)	180	2,066	2,246

Total interest expense	(2,039)	2,135	96	1,867	4,853	6,720

Net interest income	$(1,964)	$2,423	$459	$(1,005)	$3,378	$2,373

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

             A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit the amount of changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap.  The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

             Changes in interest rates also affect our liquidity position.  We currently price deposits in response to market rates and it is management’s intention to continue this policy.  If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

             At December 31, 2001 our cumulative one year interest rate sensitivity gap ratio was .75%.  Our targeted ratio is 80% to 120% in this time horizon.  This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

            The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

		After
		Three	After
		Months	One Year
	Within	But	But
	Three	Within	Within	After
	Months	One Year	Five Years	Five Years	Total

	(Dollars in Thousands)

Interest-earning assets:
Interest-bearing deposits	$988	$99	$-	$-	$1,087
Federal funds sold	24	-	-	-	24
Securities	8,764	9,297	45,067	23,076	86,204
Loans	191,738	43,537	170,359	13,022	418,656

Total interest-earning assets	201,514	52,933	215,426	36,098	505,971

Interest-bearing liabilities:
Interest-bearing demand and savings	$121,193	$-	$-	$13,308	$134,501
Time deposits	67,766	117,085	52,965	48	237,864
Federal funds purchased and
repurchase agreements	19,707	-	-	-	19,707
Other borrowings	830	14,107	25,525	10,000	50,462

Total interest-bearing liabilities	$209,496	$131,192	$78,490	$23,356	$442,534

Interest rate sensitivity gap	$(7,982)	$(78,259)	$136,936	$12,742	$63,437

Cumulative interest rate sensitivity gap	$(7,982)	$(86,241)	$50,695	$63,437

Interest rate sensitivity gap ratio	.96	.40	2.74	1.55

Cumulative interest rate sensitivity gap ratio	.96	.75	1.12	1.14

            We actively manage the mix of asset andliability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets.  In particular, approximately 50.3% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year.  Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

SECURITIES PORTFOLIO

            The carrying value at the dates indicated of securities available-for-sale are as follows:

	December 31,

	2001	2000	1999

	(Dollars in Thousands)

U. S. Treasury and U. S. government agencies and corporations	$28,857	$47,671	$48,032
Mortgage-backed securities	36,835	14,224	10,602
State and municipal securities	16,590	16,213	14,368
Equity securities (1)	6,914	5,925	3,441

	$89,196	$84,033	$76,443

(1)

Other securities consist of Federal Home Loan Bank stock, The Bankers Bank stock, common stock of three de novo banks and corporate notes.  For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

          The amounts of debt securities as of December 31, 2001 are shown in the following table according to contractual maturities classified as; (1) one year or less; (2) after one year through five years; (3) after five years through ten years; and (4) after ten years.

	U. S. Treasury
	and Other U. S.
	Government Agencies
	and Corporations		Municipal Securities
		Yield		Yield
	Amount	(1)	Amount	(1)(2)

	(Dollars in Thousands)

Maturity:
One year or less	$3,533	6.24%	$1,487	4.28%
After one year through five years	19,052	6.00	9,129	4.49
After five years through ten years	9,001	5.90	4,245	4.89
After ten years	35,933	6.51	1,729	5.39

	$67,519	6.27%	$16,590	4.66%

(1)

Yields were computed using coupon interest rates, including discount accretion and premium amortization.  The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)	Yields on municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

            Loans by type of collateral are presented below:

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)

Commercial	$38,597	$37,159	$47,439	$31,973	$32,976
Real estate - construction	99,473	68,951	66,658	42,268	34,791
Real estate - mortgage (1)	247,311	240,635	170,557	136,191	104,928
Consumer	29,286	33,207	34,389	30,416	26,398
Other	3,989	4,739	5,312	1,730	2,050

	418,656	384,691	324,355	242,578	201,143
Less allowance for loan losses	(5,522)	(5,099)	(4,233)	(3,068)	(2,575)

Net loans	$413,134	$379,592	$320,122	$239,510	$198,568

 (1)          Real estate-mortgage loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

      Total loans as of December 31, 2001 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$ 18,904
After one through five years	16,599
After five years	3,094

38,597

Construction
One year or less	71,080
After one through five years	18,841
After five years	6,552

99,473

Other
One year or less	72,398
After one through five years	171,450
After five years	36,738
280,586

$418,656

            The following table summarizes loans at December 31, 2001 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$199,024
Floating or adjustable interest rates	54,250

$253,274

Risk Elements

            The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$473	$1,602	$589	$772	$441

Loans contractually past due ninety days or more
to interest or principal payments and still
accruing	196	773	906	876	589

Loans, the term of which have been renegotiated to provide
a reduction or deferral of interest or principal because of
deterioration in the financial position of the borrower	14	-	-	-	-

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
repayment terms	-	-	-	-	-

            The reduction in interest income associated with nonaccrual loans as of December 31, 2001 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded
on nonaccrual loans under original terms	$35

Interest income that was recorded on nonaccrual loans	$14

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

Commitments and Lines of Credit

            We will, in the normal course of business, commit to extend credit in the form of letters of credit, lines of credit, and credit cards.  The amount of outstanding loan commitments at December 31, 2001 and 2000 was $79.6 million and $74.8 million, respectively.  These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable.  We use the same credit and collateral policies for these off balance sheet commitments as for financial instruments that are recorded in the financial statements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in Thousands)

Average amount of loans outstanding	$397,496	$356,051	$282,277	$214,852	$180,769

Balance of allowance for loan losses
at beginning of year	$5,099	$4,233	$3,068	$2,575	$2,100

Loans charged off:
Real estate	(211)	(22)	(23)	(99)	(1)
Commercial	(78)	(68)	(42)	(171)	(50)
Installment	(801)	(481)	(861)	(319)	(212)
Credit cards	(28)	(11)	(8)	(6)	(3)

	(1,118)	(582)	(934)	(595)	(266)

Recoveries of loans previously charged off:
Real estate	21	131	-	9	3
Commercial	8	37	25	21	12
Installment	192	146	96	52	81
Credit cards	14	-	5	-	-

	235	314	126	82	96

Net loans charged off during the year	(883)	(268)	(808)	(513)	(170)

Allowance for loan losses acquired (sold)	-	(15)	77	-	-

Additions to allowance charged
to expense during year	1,306	1,149	1,896	1,006	645

Balance of allowance for loan losses
at end of year	$5,522	$5,099	$4,233	$3,068	$2,575

Ratio of net loans charged off
during the year to average
loans outstanding	.22%	0.08%	0.29%	0.24%	0.09%

            The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

	December 31,

	2001		2000		1999		1998		1997

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

					(Dollars in Thousands)

Commercial	$ 418	9.21%	$ 373	9.66%	$ 307	14.63%	$ 263	13.18%	$ 219	16.39%
Real estate-construction	690	23.76	574	17.92	471	20.55	392	17.42	275	17.30
Real estate-mortgage	3,288	59.13	2,787	62.55	2,450	52.58	1,785	56.14	1,343	52.17
Consumer and other	1,126	7.90	1,365	9.87	1,005	12.24	628	13.26	738	14.14

Total allowance	$5,522	100.00%	$5,099	100.00%	$4,233	100.00%	$3,068	100.00%	$2,575	100.00%

Allowance for Loan Losses

                The allowance for loan losses is created by direct charges to income.  Losses on loans are charged against the allowance in the year in which such loans, in management’s opinion, become uncollectible.  Recoveries are credited to this allowance.  The factors that influence management’s judgment in determining the amount charged to income are past loan loss experience, composition of the loan portfolio, evaluation of trends and possible losses, current economic conditions and other relevant factors.  Our allowance for loan losses was approximately $5,522,000 at December 31, 2001, representing 1.32% of total loans, compared with $5,099,000 at December 31, 2000, which represented 1.33% of total loans.  The allowance for loan losses is evaluated and adjusted periodically based on management’s evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic and business conditions.  Management considers the allowance for loan losses adequate to cover possible losses at December 31, 2001.

DEPOSITS

            Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,

	2001		2000		1999

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)

Noninterest-bearing demand deposits	$50,462	-%	$47,047	-%	$41,185	-%
Interest-bearing demand and
savings deposits	119,961	2.11	99,787	3.07	100,691	2.64
Time deposits	248,906	6.01	220,938	6.33	174,900	5.66

Total deposits	$419,329		$367,772		$316,776

(1)        Average balances were determined using the daily average balances.

            The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months, and (3) over twelve months.

(Dollars in Thousands)

Three months or less	$18,629
Over three through twelve months	31,659
Over twelve months	7,373

Total	$57,661

RETURN ON EQUITY AND ASSETS

            The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,

	2001	2000	1999

Return on assets (1)	.75%	.91%	.87%
Return on equity (2)	9.38	11.63	9.50
Dividend payout ratio (3)	35.37	26.67	28.99
Equity to assets ratio (4)	7.98	7.79	9.13

(1)           Net income divided by average total assets.
(2)           Net income divided by average equity.
(3)           Dividends declared per share divided by diluted earnings per share.
(4)           Average equity divided by average total assets.

SHORT TERM BORROWINGS

Other Borrowings

            As part of our operating strategy, we have utilized Federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand.  By utilizing Federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits.  At December 31, 2001, we had $19,707,000 in outstanding Federal funds purchased and securities sold under repurchase agreements.

            The following table sets forth certain information regarding Federal funds purchased and securities sold under repurchase agreements at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,

	2001	2000	1999

	(Dollars in Thousands)

Average balance outstanding	$12,785	$19,115	$9,552
Maximum amount outstanding at any month-end during the year	19,707	22,018	15,859
Balance outstanding at end of year	19,707	17,132	17,850
Weighted average interest rate during year	3.44%	5.90%	4.65%
Weighted average interest rate at end of year	1.74%	6.08%	5.25%

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading.  We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is our policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

            GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Income – Three Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows – Three Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information set forth under the caption “Election of Directors” and “Executive Officers” in the Proxy Statement used in connection with our 2002 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

            The information set forth under the caption “Executive Compensation” in the Proxy Statement used in connection with our 2002 Annual Shareholders meeting is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

            The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement used in connection with our 2002 Annual Shareholders meeting is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information set forth under the caption “Certain Transactions” in the Proxy Statement used in connection with our 2002 Annual Shareholders meeting is incorporated herein by reference.

ITEM 14.        EXHIBITS AND REPORTS ON FORM 8K

(a)	Contents:

	1.	Consolidated financial statements:

	(a)	G B & T Bancshares, Inc. and Subsidiaries:

		(i)	Consolidated Balance Sheets - December 31, 2001 and 2000

		(ii)	Consolidated Statements of Income – Three Years Ended December 31, 2001, 2000, and 1999

		(iii)	Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2001, 2000, and 1999

		(iv)	Consolidated Statements of Stockholders' Equity – Three Years Ended December 31, 2001, 2000, and 1999

		(v)	Consolidated Statements of Cash Flows – Three Years Ended December 31, 2001, 2000, and 1999

		(vi)	Notes to Consolidated Financial Statements

	2.	Financial statement schedules:

All schedules are omitted as the required information isinapplicable or the information is presented in the financial statements or related notes

(b)	Reports of Form 8-K:

We did not file a report on Form 8-K during the last quarter of 2001.

            (c)        Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, filed on September 24, 1998).

3.2	By-Laws of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, filed on September 24, 1998).

4.1	See Exhibits 3.1 and 3.2 herein for provisions of the Registrant’s Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.

10.1	Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registration’s Registration Statement on Form S-3, filed on September 24, 1998).

21.1	Subsidiary of the Registrant.

99.1	Report of Independent Certified Public Accountants by Porter Keadle Moore, LLP

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2001

 INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
GB&T Bancshares, Inc. and Subsidiaries
Gainesville, Georgia

                                We have audited the accompanying consolidated balance sheets of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the 2000 financial statements of Community Trust Financial Services Corporation and subsidiaries, a company which was pooled with GB&T Bancshares, Inc. in 2001, as explained in Note 16 to the consolidated financial statements, which statements are included in the restated 2000 financial statements and reflect total assets and revenues constituting 31% and 34%, respectively, of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 2000 insofar as it relates to the amounts included for Community Trust Financial Services Corporation, is based solely upon the report of the other auditors.

                                We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                                In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                               /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
February 1, 2002

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

Assets	2001	2000

Cash and due from banks	$18,096,778	$16,332,076
Interest-bearing deposits in banks	1,087,194	323,675
Federal funds sold	23,831	7,722,991
Securities available-for-sale	86,204,079	81,190,128
Restricted equity securities	2,992,469	2,842,469

Loans	418,655,292	384,690,470
Less allowance for loan losses	5,521,683	5,098,512

Loans, net	413,133,609	379,591,958

Premises and equipment	14,807,158	13,304,711
Other assets	11,250,634	11,180,428

Total assets	$547,595,752	$512,488,436

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$54,393,181	$49,291,994
Interest-bearing	372,365,074	352,009,708

Total deposits	426,758,255	401,301,702
Federal funds purchased and securities
sold under repurchase agreements	19,707,004	17,131,999
Other borrowings	50,462,339	47,166,782
Other liabilities	5,894,683	6,333,606

Total liabilities	502,822,281	471,934,089

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 20,000,000 shares
authorized, 4,739,139 and 4,651,100 shares
issued and outstanding, respectively	23,695,695	23,255,500
Capital surplus	1,893,779	1,600,636
Retained earnings	18,197,695	15,586,246
Accumulated other comprehensive income	986,302	111,965

Total stockholders’ equity	44,773,471	40,554,347

Total liabilities and stockholders’ equity	$547,595,752	$512,488,436

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Interest income
Loans	$36,762,473	$36,425,249	$28,366,827
Taxable securities	4,359,627	4,231,921	3,189,257
Nontaxable securities	720,239	678,781	560,596
Federal funds sold	446,982	424,596	494,561
Deposits in banks	59,444	33,748	89,335

Total interest income	42,348,765	41,794,295	32,700,576

Interest expense
Deposits	17,484,630	17,036,542	12,561,403
Federal funds purchased, securities sold under
repurchase agreements and other borrowings	3,407,837	3,760,975	1,515,305

Total interest expense	20,892,467	20,797,517	14,076,708

Net interest income	21,456,298	20,996,778	18,623,868
Provision for loan losses	1,305,972	1,149,010	1,895,795

Net interest income after provision for loan losses	20,150,326	19,847,768	16,728,073

Other income
Service charges on deposit accounts	3,470,639	2,225,768	2,280,367
Other service charges and fees	925,046	817,058	646,553
Security transactions, net	34,298	130,273	(2,071)
Mortgage origination fees	1,061,681	450,788	358,254
Gain on sale of loans	184,656	53,001	61,457
Trust fees	127,208	123,121	100,108
Equity in loss of unconsolidated subsidiary	(146,258)	(148,662)	(14,849)
Other operating income	671,350	710,775	281,944

Total other income	6,328,620	4,362,122	3,711,763

Other expenses
Salaries and employee benefits	11,414,920	10,196,258	8,611,042
Occupancy expenses	3,354,354	2,865,714	2,456,998
Other operating expenses	5,753,700	4,749,457	4,635,449

Total other expenses	20,522,974	17,811,429	15,703,489

Income before income taxes	5,955,972	6,398,461	4,736,347

Income tax expense	1,986,213	2,089,916	1,404,506

Net income	$3,969,759	$4,308,545	$3,331,841

Basic earnings per share	$0.85	$0.93	$0.72

Diluted earnings per share	$0.82	$0.90	$0.69

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Net income	$3,969,759	$4,308,545	$3,331,841

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period,
net of tax (benefits) of $548,222, $602,566 and
$(840,477), respectively	895,602	994,884	(1,385,931)

Reclassification adjustment for (gains) losses realized
in net income, net of (taxes) benefits of $(13,033) ,
$9,326 and $704, respectively	(21,265)	15,215	1,367

Other comprehensive income (loss)	874,337	1,010,099	(1,384,564)

Comprehensive income	$4,844,096	$5,318,644	$1,947,277

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock

	Shares	Par Value

Balance, December 31, 1998	2,745,951	$13,729,755
Restatement to reflect the pooling of interests
with Community Trust Financial Services
Corporation at December 31, 1998 (Note 16)	1,804,779	9,023,895

Balance, December 31, 1998, as restated	4,550,730	22,753,650
Net income	-	-
Issuance of common stock to acquire assets	64,185	320,925
Options exercised, net of repurchases	8,477	42,385
Tax benefit of nonqualified stock options	-	-
Dividends reinvested	14,028	70,140
Dividends declared, $.20 per share	-	-
Other comprehensive loss	-	-

Balance, December 31, 1999	4,637,420	23,187,100
Net income	-	-
Options exercised, net of repurchases	13,978	69,890
Tax benefit of nonqualified stock options	-	-
Payment for fractional shares in connection with
UB&T Financial Services Corporation business combination	(298)	(1,490)
Dividends declared, $.24 per share	-	-
Other comprehensive income	-	-

Balance, December 31, 2000	4,651,100	23,255,500
Net income	-	-
Options exercised	88,328	441,640
Payment for fractional shares in connection with
Community Trust Financial Services Corporation
business combination	(289)	(1,445)
Tax benefit of nonqualified stock options	-	-
Dividends declared, $.29 per share	-	-
Other comprehensive income	-	-

Balance, December 31, 2001	4,739,139	$23,695,695

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

		Accumulated
		Other	Total
Capital	Retained	Comprehensive	Stockholders’
Surplus	Earnings	Income (Loss)	Equity

$866,827	$5,435,114	$179,359	$20,211,055

78,854	4,561,383	307,071	13,971,203

945,681	9,996,497	486,430	34,182,258
-	3,331,841	-	3,331,841
373,185	-	-	694,110
(8,901)	-	-	33,484
7,385	-	-	7,385
268,175	-	-	338,315
-	(921,480)	-	(921,480)
-	-	(1,384,564)	(1,384,564)

1,585,525	12,406,858	(898,134)	36,281,349
-	4,308,545	-	4,308,545
(13,206)	-	-	56,684
32,729	-	-	32,729

(4,412)	-	-	(5,902)
-	(1,129,157)	-	(1,129,157)
-	-	1,010,099	1,010,099

1,600,636	15,586,246	111,965	40,554,347
-	3,969,759	-	3,969,759
98,948	-	-	540,588

(3,743)	-	-	(5,188)
197,938	-	-	197,938
-	(1,358,310)	-	(1,358,310)

-	-	874,337	874,337
$1,893,779	$18,197,695	$986,302	$44,773,471

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

OPERATING ACTIVITIES
Net income	$3,969,759	$4,308,545	$3,331,841
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,541,690	1,354,098	1,184,724
Provision for loan losses	1,305,972	1,149,010	1,895,795
Provision for losses on other real estate owned	100,000	-	92,954
Equity in loss of unconsolidated subsidiary	146,258	148,662	14,849
(Gain) loss on sale of securities	(34,299)	24,541	2,071
Gain on sale of restricted equity securities	-	(154,813)	-
Gain on sale of other real estate owned	(25,794)	(9,657)	(1,446)
Gain on sale of loans	-	(63,365)	-
(Gain) loss on disposal of premises and equipment	(2,843)	(15,834)	6,579
Deferred income taxes	(323,545)	(313,816)	(495,876)
(Increase) decrease in interest receivable	747,489	(967,822)	(277,578)
Increase (decrease) in interest payable	(914,949)	1,270,686	995,016
Increase in cash surrender value of life insurance	(219,348)	(103,063)	(3,682)
Net other operating activities	964,288	(48,244)	147,189

Net cash provided by operating activities	7,254,678	6,578,928	6,892,436

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(763,519)	1,187,346	1,070,780
Purchases of securities available-for-sale	(48,649,885)	(18,029,989)	(42,162,921)
Purchases of restricted equity securities	(150,000)	(210,500)	(195,271)
Proceeds from sale of restricted equity securities	-	395,490	-
Proceeds from maturities of securities available-for-sale	41,759,992	9,072,386	22,363,863
Proceeds from sales of securities available-for-sale	3,313,534	2,969,741	2,550,318
Net (increase) decrease in federal funds sold	7,699,160	(600,801)	5,676,328
Net increase in loans	(36,852,556)	(61,282,938)	(81,935,564)
Acquisition of assets	-	-	(821,919)
Purchase of premises and equipment	(3,060,592)	(3,513,263)	(3,180,622)
Disposals of premises and equipment	84,019	73,627	2,245
Purchase of cash value life insurance policies	-	(1,650,000)	(500,000)
Proceeds from sale of other real estate owned	625,666	615,263	420,855
Proceeds from sale of loans and related goodwill	-	551,444	-

Net cash used in investing activities	(35,994,181)	(70,422,194)	(96,711,908)

FINANCING ACTIVITIES
Net increase in deposits	25,456,553	56,049,534	45,273,803
Net increase (decrease) in federal funds purchased
and securities sold under repurchase agreements	2,575,005	(718,239)	15,790,254
Net increase in other borrowings	3,295,557	11,662,879	28,465,103
Proceeds from issuance of common stock	540,588	56,684	33,484
Dividends reinvested	-	-	338,315
Dividends paid	(1,358,310)	(1,129,157)	(921,480)
Payment for fractional shares	(5,188)	(5,902)	-
Purchase of treasury stock	-	-	(50,975)

Net cash provided by financing activities	30,504,205	65,915,799	88,928,504

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Net increase (decrease) in cash and due from banks	$1,764,702	$2,072,533	$(890,968)

Cash and due from banks at beginning of year	16,332,076	14,259,543	15,150,511

Cash and due from banks at end of year	$18,096,778	$16,332,076	$14,259,543

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$21,838,416	$19,526,831	$13,081,692

Income taxes	$1,804,228	$2,211,989	$1,796,700

NONCASH TRANSACTIONS
Principal balances of loans transferred to other
real estate owned	$2,050,776	$327,867	$401,588

Financed sales of other real estate owned	$45,843	$-	$-

Stock issued to acquire assets	$-	$-	$694,110

Tax benefit of nonqualified stock options	$197,938	$32,729	$7,385

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      Nature of Business

GB&T Bancshares, Inc. (the “Company”) is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, and Community Trust Bank (the “Banks”).  Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and four branches located in Gainesville, one branch located in Oakwood, Georgia and one branch located in Buford, Georgia.  United Bank & Trust is located in Rockmart, Polk County, Georgia with a branch in Cedartown, Georgia.  Community Trust Bank is located in Hiram, Paulding County, Georgia with one branch in Dallas, Georgia, one branch in Marietta, Georgia, and one branch in Kennesaw, Georgia.  The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall, Polk, and Paulding Counties, respectively, and the surrounding counties.

The consolidated financial statements also include its wholly-owned subsidiary, Community Loan Company (“CLC”).  CLC was incorporated in 1995 for the purpose of acquiring and operating existing consumer finance companies under the direction of the Company.  The operations of CLC, located in the Georgia cities of Rockmart, Rossville, Gainesville, Woodstock, Cartersville, Dahlonega, Dalton and Rome, are funded principally through a line of credit arrangement with another financial institution.

The Company owns a 49% interest in Cash Transactions, L.L.C. (“CashTrans”), a company that sells, leases and services automated teller machines.  Community Trust Bank has loans to CashTrans totaling approximately $586,685 and $504,000 at December 31, 2001 and 2000, respectively.  The investment is accounted for using the equity method of accounting.

                      Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances are eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                      Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                      Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.  The range of estimated useful lives for premises and equipment are:

Buildings and improvements	20 – 40 years
Furniture and equipment	3 – 10 years

                      Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure.  Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal.  Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of other real estate owned at December 31, 2001 and 2000 was $1,522,874 and $228,133, respectively.

                      Intangible Assets

Intangible assets, arising from the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over periods not exceeding 15 years.  On an ongoing basis, management reviews the valuation and amortization periods of goodwill to determine if events and circumstances require the remaining lives to be reduced.  The carrying amount of goodwill as of December 31, 2001 and 2000 was $566,128 and $630,849, respectively.

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

The Company originates and sells participations in certain loans.  Gains are recognized at the time the sale is consummated.  The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan.  Losses are recognized at the time the loan is identified as held for sale and the loan’s carrying value exceeds its fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                      Profit-Sharing Plan

Profit-sharing plan costs are based on a percentage of individual employee’s salary, not to exceed the amount that can be deducted for federal income tax purposes.

                      Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.  Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

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

                      Reclassifications

Certain assets, liabilities, income and expenses on the balance sheet and statement of income as of and for the years ended December 31, 2000 and 1999 have been reclassified, with no effect on net income, to be consistent with the classifications adopted for the year ended December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                      Recent Developments

In July 2001, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141 (SFAS No. 141), "Business Combinations" and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 will be adopted effective January 1, 2002.

As of December 31, 2001, the Company had unamortized goodwill of approximately $566,128, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.  Amortization expense related to goodwill was $64,721 and $64,721 for the years ended December 31, 2001 and 2000, respectively.  The Company has not fully determined the impact of adopting these Statements on the financial statements as of December 31, 2001.

NOTE 2.       SECURITIES

The amortized cost and fair value of securities available-for-sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2001:
U. S. Government and agency
securities	$28,088,750	$772,518	$(3,898)	$28,857,370
State and municipal securities	16,148,296	450,261	(8,633)	16,589,924
Mortgage-backed securities	36,523,548	368,200	(56,816)	36,834,932
Equity securities	2,095,439	-	-	2,095,439
Corporate bonds	1,765,319	66,798	(5,703)	1,826,414

	$84,621,352	$1,657,777	$(75,050)	$86,204,079

December 31, 2000:
U. S. Government and agency
securities	$47,696,995	$146,962	$(173,412)	$47,670,545
State and municipal securities	16,017,566	225,262	(29,360)	16,213,468
Mortgage-backed securities	14,216,787	86,276	(79,273)	14,223,790
Equity securities	2,095,439	-	-	2,095,439
Corporate bonds	983,908	2,978	-	986,886

	$81,010,695	$461,478	$(282,045)	$81,190,128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.          SECURITIES (Continued)

The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below.  Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value

Due within one year	$4,634,180	$4,703,586
Due from one to five years	28,913,682	29,735,564
Due from five to ten years	11,265,316	11,604,421
Due after ten years	1,189,187	1,230,137
Mortgage-backed securities	36,523,548	36,834,932

	$82,525,913	$84,108,640

Securities with a carrying value of $39,159,884 and $57,819,269 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available-for-sale consist of the following:

	Years Ended December 31,

	2001	2000	1999

Gross gains	$48,374	$154,814	$8,177
Gross losses	(14,076)	(24,541)	(10,248)

Net realized gains (losses)	$34,298	$130,273	$(2,071)

NOTE 3.          LOANS

The composition of loans is summarized as follows:

	December 31,

	2001	2000

Commercial, financial and agricultural	$38,596,998	$37,158,561
Real estate – construction	99,473,213	68,951,261
Real estate – mortgage	247,824,476	240,986,963
Consumer	29,286,063	33,206,621
Other	3,988,573	4,738,905

	419,169,323	385,042,311
Unearned income	(514,031)	(351,841)
Allowance for loan losses	(5,521,683)	(5,098,512)

Loans, net	$413,133,609	$379,591,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.          LOANS (Continued)

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2001	2000	1999

Balance, beginning of year	$5,098,512	$4,232,413	$3,067,850
Provision for loan losses	1,305,972	1,149,010	1,895,795
Loans charged off	(1,118,001)	(581,466)	(934,496)
Recoveries of loans previously charged off	235,200	313,547	127,013
Allowance for loan losses acquired (sold)	-	(14,992)	76,251

Balance, end of year	$5,521,683	$5,098,512	$4,232,413

The following is a summary of information pertaining to impaired loans:

As of and for the Years Ended December 31,

	2001	2000	1999

Impaired loans without a valuation allowance	$189,416	$21,046	$-
Impaired loans with a valuation allowance	327,290	1,602,493	735,993

Total impaired loans	$516,706	$1,623,539	$735,993

Valuation allowance related to impaired loans	$49,094	$185,160	$106,002

Average investment in impaired loans	$1,223,601	$943,602	$964,216

Interest income recognized on impaired loans	$13,876	$130,084	$22,037

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2001 are as follows:

Balance, beginning of year	$9,808,378
Advances	5,560,965
Repayments	(7,424,879)
Change in directors	(255,008)

Balance, end of year	$7,689,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.          PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,

	2001	2000

Land	$3,485,039	$2,797,952
Land improvements	104,460	104,459
Buildings	7,095,616	6,172,521
Leasehold improvements	2,837,329	2,028,779
Furniture and equipment	9,606,164	8,429,659
Computer installation and construction in progress	482,441	1,198,214

	23,611,049	20,731,584
Accumulated depreciation	(8,803,891)	(7,426,873)

	$14,807,158	$13,304,711

Depreciation expense was $1,476,969, $1,205,517 and $1,059,886 for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company’s 50% interest in the Gainesville Bank & Trust main office banking facility with a carrying value (including land) of $1,613,909 was pledged to a bank to secure a $751,173 borrowing of a director who is the owner of the remaining 50% interest in the building.

At December 31, 2001, computer installation and construction in progress consisted of costs incurred in constructing a new branch and a software upgrade.  Total estimated costs to complete both projects as of December 31, 2001 were approximately $1,857,544.

Leases

The Company leases the Gainesville Bank & Trust main office banking facility under a noncancelable operating lease agreement from 400 Church Street Properties, a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a director.  The lease had an initial lease term of 10 years with four five-year renewal options.

The Company also leases various other branches under noncancelable operating lease agreements.

Rental expense under all operating leases amounted to $707,844, $651,352 and $539,361 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

2002	$571,918
2003	563,381
2004	538,810
2005	196,004
2006	139,112
Thereafter	235,469

$2,244,694

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.          DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $57,660,875 and $63,247,790, respectively.  The scheduled maturities of time deposits at December 31, 2001 are as follows:

2002	$198,696,844
2003	27,769,400
2004	6,018,990
2005	4,036,830
2006	1,019,003

$237,541,067

NOTE 6.         SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2001 and 2000 were $10,663,854 and $12,942,850, respectively.

NOTE 7.          OTHER BORROWINGS

Other borrowings consist of the following:

December 31,

2001	2000

FHLB advances, interest payable at fixed rates ranging from 4.98%
to 6.48%, advances mature at various maturity dates from
November 13, 2002 through January 5, 2011.	$35,551,375	$35,602,857
FHLB advances, interest payable at variable rates from LIBOR minus .23% to LIBOR minus .12%, advances mature at various
maturity dates from February 11, 2002 to May 19, 2003.	12,000,000	9,000,000
Note payable to bank.	-	419,000
Line of credit with bank with interest due quarterly at prime less
1.0% or 3.75% at December 31, 2001. Collateralized by 100%
of Community Trust Bank common stock, subject to various
loan covenants. As of December 31, 2001, the Company was
in substantial compliance with the loan covenants.	1,875,000	1,030,000
Line of credit with bank with interest due quarterly at prime less
.75% or 4.00% at December 31, 2001. Collateralized by a first lien on loans receivable of CLC and 100% of Community Trust
Bank common stock.	180,000	715,921
Treasury, tax and loan note option account due on demand, bearing
interest equal to the 90 day Treasury bill rate.	855,964	399,004

	$50,462,339	$47,166,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.          OTHER BORROWINGS

Contractual maturities of other borrowings as of December 31, 2001 are as follows:

2002	$7,087,339
2003	11,000,000
2004	7,000,000
2005	8,000,000
2006	-
Thereafter	17,375,000

$50,462,339

The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgages, Federal Home Loan Bank stock, qualifying home equity loans and certain other qualifying specific loans.

Loan Guarantee

CashTrans has a $1,000,000 revolving line of credit with another financial institution which is guaranteed by the Company.  At December 31, 2001, CashTrans had $1,000,000 outstanding under this line of credit.

NOTE 8.       EMPLOYEE BENEFIT PLANS

                       Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements.  The contributions expensed were $239,640, $229,260 and $182,511 for the years ended December 31, 2001, 2000 and 1999, respectively.

                       Deferred Compensation Plan

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers.  The estimated amounts to be paid under the compensation plans have been funded through the purchase of life insurance policies on the officers.  Accrued deferred compensation of $360,204 and $227,916 is included in other liabilities as of December 31, 2001 and 2000, respectively.  Cash surrender values of $4,321,007 and $4,101,659 on the insurance policies is included in other assets at December 31, 2001 and 2000, respectively.

NOTE 9.       STOCK COMPENSATION PLANS

The Company has a 1992 stock option plan for key employees.  Option prices reflect the fair market value of the Company’s common stock on the dates the options are granted.  These options expire five years from the grant date and vest in accordance with vesting schedules determined by the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.            STOCK COMPENSATION PLANS (Continued)

The Company has a 1997 stock option plan for the granting of options to directors, officers, and employees.  Option prices reflect the fair market value of the Company’s common stock on the dates the options are granted.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

Other pertinent information related to the options is as follows:

2001		2000		1999

Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	559,092	$10.19	551,561	$9.87	495,964	$9.32
Granted	46,364	13.35	42,386	15.01	71,697	13.02
Exercised	(146,814)	8.83	(19,056)	6.10	(11,379)	5.99
Terminated	(22,006)	13.73	(15,799)	16.29	(4,721)	10.77

Outstanding at end of year	436,636	$10.81	559,092	$10.19	551,561	$9.87

Options exercisable at year-end	291,749	$10.18	321,132	$9.09	261,942	$9.28
Weighted-average fair value of options
granted during the year		$4.32		$7.80		$8.37

Information pertaining to options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$3.68 - $5.01	27,313	2.3 years	$4.43	27,313	$4.43
$6.36 - $9.01	21,970	3.4 years	7.19	20,720	7.13
$10.04 - $15.00	366,408	6.4 years	11.08	240,488	10.97
$16.50 - $23.00	20,945	8.4 years	18.18	3,228	19.21

	436,636	6.1 years	$10.81	291,749	$10.18

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.            STOCK COMPENSATION PLANS (Continued)

		Years Ended December 31,

		2001	2000	1999

		(In thousands, except per share data)

Net income	As reported	$3,970	$4,309	$3,332
	Pro forma	$3,748	$4,227	$3,113

Earnings per share	As reported	$.85	$.93	$.72
	Pro forma	$.80	$.91	$.68

Earnings per share -	As reported	$.82	$.90	$.69
assuming dilution	Pro forma	$.78	$.88	$.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2001	2000	1999

Dividend yield	2.63%	1.25%	$1.10%
Expected life	10 years	10 years	10 years
Expected volatility	27.60%	25.74%	14.31%
Risk-free interest rate	5.59%	6.24%	5.97%

NOTE 10.        INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,

	2001	2000	1999

Current	$2,309,757	$2,403,732	$1,900,382
Deferred	(323,544)	(313,816)	(479,961)
Change in valuation allowance	-	-	(15,915)

	$1,986,213	$2,089,916	$1,404,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.            INCOME TAXES (Continued)

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,

	2001	2000	1999

Tax provision at statutory rate	$2,025,030	$2,175,477	$1,610,359
Tax-exempt interest	(245,347)	(234,875)	(205,063)
Disallowed interest	42,305	43,977	29,281
Life insurance	(69,596)	(62,068)	(27,527)
State income taxes	36,544	50,382	31,459
Merger expenses	167,179	69,773	8,500
Other	30,098	47,250	(42,503)

Income tax expense	$1,986,213	$2,089,916	$1,404,506

The components of deferred income taxes are as follows:

	2001	2000

Deferred tax assets:
Loan loss reserves	$1,667,711	$1,544,821
Other real estate write-down	37,759	2,008
Deferred compensation	189,656	120,753
Organizational expenses	4,496	13,674
Deferred loan fees	64,372	19,086
Goodwill amortization	28,641	29,929
Nonbank bad debt reserve	202,731	139,199
Other	36,276	46,712

	2,231,642	1,916,182

Deferred tax liabilities:
Depreciation	166,999	176,896
Accretion of discount on securities	6,179	4,366
Securities available-for-sale	602,438	67,249

	775,616	248,511

Net deferred tax assets	$1,456,026	$1,667,671

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.        EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,

	2001	2000	1999

Net income	$3,969,759	$4,308,545	$3,331,841

Weighted average number of
common shares outstanding	4,676,314	4,639,505	4,600,628
Effect of dilutive options	139,569	151,839	200,798

Weighted average number of common
shares outstanding used to calculate
dilutive earnings per share	4,815,883	4,791,344	4,801,426

NOTE 12.        COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company’s commitments is as follows:

	December 31,

	2001	2000

Commitments to extend credit	$70,932,849	$66,937,389
Standby letters of credit	3,704,226	3,204,058
Credit card commitments	4,996,493	4,668,453

	$79,633,568	$74,809,900

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.       COMMITMENTS AND CONTINGENCIES (Continued)

Credit card commitments are granted on an unsecured basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral is required in instances which the Company deems necessary.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 13.       CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential and consumer loans to customers in Hall, Polk, Paulding and surrounding counties.  The ability of the majority of the Company’s customers to honor their contractual obligations is dependent on the local and metropolitan Atlanta, Georgia economies.

Eighty-three percent of the Company’s loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans are in the Company’s primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s market areas.  The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each Bank’s statutory capital, or approximately $3,595,000, $1,210,000, and $2,500,000 for Gainesville Bank & Trust, United Bank & Trust and Community Trust Bank, respectively.

NOTE 14.       REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2001, approximately $2,679,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and Banks are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2001 and 2000, the Company and the Banks met all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.            REGULATORY MATTERS (Continued)

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized Gainesville Bank & Trust as adequately capitalized and United Bank & Trust and Community Trust Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)

As of December 31, 2001:
Total Capital to Risk Weighted Assets:
Consolidated	$48,764	11.19%	$34,850	8%	N/A	N/A
Gainesville Bank & Trust	$23,273	9.32%	$19,987	8%	$24,984	10%
United Bank & Trust	$6,312	13.15%	$3,842	8%	$4,802	10%
Community Trust Bank	$13,684	10.79%	$10,148	8%	$12,686	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$43,243	9.93%	$17,425	4%	N/A	N/A
Gainesville Bank & Trust	$20,337	8.14%	$9,994	4%	$14,990	6%
United Bank & Trust	$5,830	12.14%	$1,921	4%	$2,881	6%
Community Trust Bank	$12,109	9.55%	$5,074	4%	$7,611	6%
Tier I Capital to Average Assets:
Consolidated	$43,243	7.87%	$21,974	4%	N/A	N/A
Gainesville Bank & Trust	$20,337	6.40%	$12,719	4%	$15,899	5%
United Bank & Trust	$5,830	9.06%	$2,574	4%	$3,217	5%
Community Trust Bank	$12,109	7.55%	$6,413	4%	$8,016	5%

As of December 31, 2000:
Total Capital to Risk Weighted Assets:
Consolidated	$44,773	11.00%	$32,562	8%	N/A	N/A
Gainesville Bank & Trust	$20,873	8.70%	$19,202	8%	$24,002	10%
United Bank & Trust	$5,903	13.74%	$3,438	8%	$4,297	10%
Community Trust Bank	$12,552	10.71%	$9,373	8%	$11,716	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$39,811	9.78%	$14,869	4%	N/A	N/A
Gainesville Bank & Trust	$18,203	7.58%	$9,601	4%	$14,401	6%
United Bank & Trust	$5,363	12.48%	$1,719	4%	$2,578	6%
Community Trust Bank	$11,240	9.59%	$4,686	4%	$7,030	6%
Tier I Capital to Average Assets:
Consolidated	$39,811	7.99%	$19,930	4%	N/A	N/A
Gainesville Bank & Trust	$18,203	6.25%	$11,647	4%	$14,559	5%
United Bank & Trust	$5,363	9.94%	$2,159	4%	$2,699	5%
Community Trust Bank	$11,240	7.44%	$5,393	4%	$6,992	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.            FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

                        Loans:

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

                        Federal Funds Purchased, Repurchase Agreements and Other Borrowings:

The fair values of the Company’s fixed rate other borrowings are estimated using discounted cash flow models based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying amounts of all other variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.            FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                        Accrued Interest:

The carrying amounts of accrued interest approximate their fair values.

                        Off-Balance Sheet Instruments:

Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements.  Since the majority of the Company’s off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amounts and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2001		December 31, 2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in Thousands)

Financial assets:
Cash, due from banks, interest-
bearing deposits in banks
and Federal funds sold	$19,208	$19,208	$24,379	$24,379
Securities	86,204	86,204	81,190	81,190
Restricted equity securities	2,992	2,992	2,842	2,842
Loans	413,134	423,042	379,592	378,375
Accrued interest receivable	3,198	3,198	3,945	3,945

Financial liabilities:
Deposits	426,758	433,836	401,302	403,045
Federal funds purchased and
securities sold under
repurchase agreements	19,707	19,707	17,132	17,132
Other borrowings	50,462	49,153	47,167	46,938
Accrued interest payable	4,384	4,384	5,298	5,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.            BUSINESS COMBINATIONS

On June 30, 2001, the Company effected a business combination with Community Trust Financial Services Corporation (“CTF”) by exchanging 1,890,662 shares of its common stock for all of the common stock of CTF.  The combination has been accounted for as a pooling of interests and, accordingly, all prior year financial statements have been restated to include CTF.  The results of operations of the separate companies for the periods prior to the combination are summarized as follows:

	Total Revenues	Net Income (Loss)

	(Dollars in Thousands)

Six months ended June 30, 2001
GB&T Bancshares, Inc.	$16,616	$1,529
Community Trust Financial Services Corporation	8,291	(302)

	$24,907	$1,227

Year ended December 31, 2000
GB&T Bancshares, Inc.	$30,629	$3,239
Community Trust Financial Services Corporation	15,527	1,070

	$46,156	$4,309

Year ended December 31, 1999
GB&T Bancshares, Inc.	$24,046	$2,469
Community Trust Financial Services Corporation	12,367	863

	$36,413	$3,332

NOTE 17.            SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,

	2001	2000	1999

Advertising	$375,018	$395,159	$449,087
Legal fees and merger expenses	618,678	336,367	180,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.            PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2001 and 2000 and statements of income and cash flows of GB&T Bancshares, Inc. for the periods ended December 31, 2001, 2000 and 1999.

CONDENSED BALANCE SHEETS

	2001	2000

Assets
Cash	$853,986	$229,721
Securities available-for-sale	1,295,440	1,295,440
Investment in subsidiaries	42,909,038	38,736,794
Premises and equipment	1,510,978	1,617,909
Other assets	234,343	152,621

Total assets	$46,803,785	$42,032,485

Liabilities
Other borrowings	$1,875,000	$1,449,000
Other liabilities	155,314	29,138

Total liabilities	2,030,314	1,478,138

Stockholders’ equity	44,773,471	40,554,347

Total liabilities and stockholders’ equity	$46,803,785	$42,032,485

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.            PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF INCOME

	2001	2000	1999

Income
Interest income	$-	$-	$59,074
Dividends from subsidiaries	1,948,425	2,168,961	1,678,153
Management fees	-	296,769	252,830
Other income	145,622	18,222	-

	2,094,047	2,483,952	1,990,057

Expense
Interest	131,452	77,614	-
Other operating expense	1,861,594	1,236,812	1,017,139

	1,993,046	1,314,426	1,017,139

Income before income tax benefit and equity
in undistributed income of subsidiaries	101,001	1,169,526	972,918

Income tax benefits	570,850	353,123	267,558

Income before equity in undistributed
income of subsidiaries	671,851	1,522,649	1,240,476

Equity in undistributed income of subsidiaries	3,297,908	2,785,896	2,091,365

Net income	$3,969,759	$4,308,545	$3,331,841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.            PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2001	2000	1999

OPERATING ACTIVITIES
Net income	$3,969,759	$4,308,545	$3,331,841
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed income of subsidiaries	(3,297,908)	(2,785,896)	(2,091,365)
Amortization	-	-	36,416
Depreciation	86,341	51,206	14,323
Other operating activities	242,393	102,544	188,496

Net cash provided by operating activities	1,000,585	1,676,399	1,479,711

INVESTING ACTIVITIES
Purchase of securities available-for-sale	-	(378,000)	(917,440)
Capital contribution in CLC	-	-	(2,500,000)
Acquisition of assets on behalf of CLC	-	-	(821,919)
Purchase of premises and equipment	-	(1,326,747)	(341,027)
Sale of premises and equipment	20,590	-	-
Decrease in loans to subsidiaries	-	-	2,743,850

Net cash provided by (used in)
investing activities	20,590	(1,704,747)	(1,836,536)

FINANCING ACTIVITIES
Dividends paid	(1,358,310)	(1,129,157)	(921,480)
Proceeds from issuance of common stock	540,588	56,684	33,484
Dividends reinvested	-	-	338,315
Payment for fractional shares	(5,188)	(5,902)	-
Purchase of treasury stock	-	-	(50,975)
Proceeds from note payable	845,000	1,038,000	55,000
Repayment of note payable	(419,000)	-	-

Net cash used in financing activities	(396,910)	(40,375)	(545,656)

Net increase (decrease) in cash	624,265	(68,723)	(902,481)

Cash at beginning of period	229,721	298,444	1,200,925

Cash at end of year	$853,986	$229,721	$298,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.            QUARTERLY DATA (Unaudited)

	Years Ended December 31,

	2001				2000

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$10,478	$10,292	$10,704	$10,875	$11,319	$10,808	$10,139	$9,528
Interest expense	4,444	5,200	5,494	5,755	5,904	5,475	4,911	4,507

Net interest income	6,034	5,092	5,210	5,120	5,415	5,333	5,228	5,021
Provision for loan losses	268	230	464	344	190	283	332	344

Net interest income after
provision for loan losses	5,766	4,862	4,746	4,776	5,225	5,050	4,896	4,677
Noninterest income	1,270	1,731	1,734	1,594	1,124	1,083	1,167	988
Noninterest expenses	4,963	4,616	5,927	5,017	4,513	4,330	4,343	4,625

Income before income taxes	2,073	1,977	553	1,353	1,836	1,803	1,720	1,040
Provision for income taxes	635	672	272	407	585	577	544	384

Net income	$1,438	$1,305	$281	$946	$1,251	$1,226	$1,176	$656

Earnings per share:
Basic	$0.31	$0.28	$0.06	$0.20	$0.28	$0.26	$0.25	$0.14

Diluted	$0.30	$0.27	$0.06	$0.19	$0.27	$0.25	$0.24	$0.14

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

By:	/s/ Richard A. Hunt	DATE: March 29, 2002
Richard A. Hunt, President, Chief
Executive Officer and Director

By:	/s/ Gregory L. Hamby	DATE: March 29, 2002
Gregory L. Hamby, Executive Vice President

By:	/s/ F. Abit Massey	DATE: March 29, 2002
F. Abit Massey, Chairman and Director

By:	/s/ Philip A. Wilheit	DATE: March 29, 2002
Philip A. Wilheit, Vice-Chairman and
Director

By:	/s/ Samuel L. Oliver	DATE: March 29, 2002
Samuel L. Oliver, Secretary and Director

By:	/s/ Donald J. Carter	DATE: March 29, 2002
Donald J. Carter, Director

By:	/s/ Dr. John W. Darden	DATE: March 29, 2002
Dr. John W. Darden, Director

By:	/s/ Bennie E. Hewett	DATE: March 29, 2002
Bennie E. Hewett, Director

By:	/s/ John E. Mansfield, Sr.	DATE: March 29, 2002
John E. Mansfield, Sr., Director

By:	/s/ Alan S. Wayne	DATE: March 29, 2002
Alan S. Wayne, Director

By:	/s/ William A. Foster	DATE: March 29, 2002
William A. Foster, Director

By:	/s/ James L. Lester	DATE: March 29, 2002
James L. Lester, Director

Exhibit Index

Exhibit No.	Description

21.1	Subsidiary of the Registrant.

99.1	Report of Independent Certified Public Accountants by Porter Keadle Moore, LLP