Form 10-Q
period 2002-03-31
GB&T BANCSHARES INC
filed 2002-05-13
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the quarterly period ended       March 31, 2002

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the transition period from __________ to __________

Commission File Number:  000-24203

GB&T Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2400756

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 500 Jesse Jewell Parkway, S.E.
          Gainesville, Georgia  30501

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

Yes  ☑       No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2002:    4,760,314 shares; $5 par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2002	2001

	(amounts in thousands, except share data)
Assets
Cash and due from banks	$ 18,983	$ 18,097
Interest-bearing deposits in banks	1,186	1,087
Federal funds sold	8,533	24
Securities available for sale, at fair value	83,969	86,204
Restricted equity securities	4,757	2,992

Loans, net of unearned income	425,326	418,656
Less allowance for loan losses	5,540	5,522

Loans, net	419,786	413,134

Premises and equipment	15,320	14,807
Other assets	11,727	11,251

Total assets	$ 564,261	$ 547,596

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$ 56,376	$ 54,393
Interest-bearing deposits	383,308	372,365

Total deposits	439,684	426,758

Federal funds purchased and securities sold under repurchase agreements	11,623	19,707
Federal Home Loan Bank advances	57,051	47,551
Other borrowings	4,811	2,911
Accrued expenses and other liabilities	5,518	5,895

Total liabilities	518,687	502,822

Stockholders’ Equity:
Common Stock-$5 par value. Authorized 20,000,000 shares; issued and outstanding 4,760,314 and 4,739,139 shares at March 31, 2002 and December 31, 2001, respectively	23,802	23,696
Capital surplus	1,906	1,894
Retained earnings	19,314	18,198
Accumulated other comprehensive income, net of tax	552	986

Total stockholders’ equity	45,574	44,774

Total liabilities and stockholders’ equity	$ 564,261	$ 547,596

  See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2002	2001

	(amounts in thousands, except per share data)
Interest income:
Loans, including fees	$ 8,200	$ 9,654
Investment securities:
Taxable	992	1,132
Nontaxable	176	182
Federal funds sold	20	85
Interest-bearing deposits in banks	9	12

Total interest income	9,397	11,065

Interest expense:
Deposits	3,090	4,824
Federal funds purchased and securities sold under repurchase agreements	80	189
Federal Home Loan Bank advances	705	743
Other borrowings	23	6

Total interest expense	3,898	5,762

Net interest income	5,499	5,303

Provision for loan losses	183	344

Net interest income after
provision for loan losses	5,316	4,959

Noninterest income:
Service charges on deposit accounts	828	795
Mortgage origination fees	304	165
Insurance commissions	144	158
Gain (loss) on sale of securities	137	11
Other operating income	469	266

Total noninterest income	1,882	1,395

Noninterest expense:
Salaries and employee benefits	2,956	2,832
Net occupancy and equipment expense	768	768
Other operating expenses	1,275	1,401

Total noninterest expense	4,999	5,001

Income before income taxes	2,199	1,353

Income tax expense	702	407

Net income	$ 1,497	$ 946

Earnings per share:
Basic	$ 0.32	$ 0.20

Diluted	$ 0.31	$ 0.19

Weighted average shares
Basic	4,757	4,657

Diluted	4,872	4,886

Cash dividends per common share	$ 0.08	$ 0.07

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2002	2001

	(Dollars in thousands)
	(unaudited)

Net Income	$ 1,497	$ 946

Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(349)	582

Reclassification adjustment for (gains) losses realized on securities available-for-sale in net income, net of tax	(85)	(7)

Other comprehensive income (loss)	(434)	575

Comprehensive income	$ 1,063	$ 1,521

Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2002

	(Amounts in thousands)
	(unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balance, December 31, 2001	4,739	$23,696	$1,894	$18,198	$986	$44,774

Net income				1,497		1,497

Options exercised	21	106	12			118
Dividends declared $0.08 per share				(381)		(381)

Other comprehensive income					(434)	(434)

Balance, March 31, 2002	4,760	$23,802	$1,906	$19,314	$552	$45,574

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2002	2001

	(amounts in thousands)

Operating Activities

Net income	$ 1,497	$ 946
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	348	365
Provision for loan losses	183	344
Amortization and (accretion), net	23	83
Securities (gains) losses, net	(137)	(11)
Net increase in other assets	(480)	(162)
Net increase (decrease) in other liabilities	(377)	421

Net cash provided by operating activities	1,057	1,986

Investing Activities

Purchase of investment securities available for sale	(14,420)	(15,526)
Purchase of Federal Home Loan Bank stock	(1,765)	(150)
Proceeds from sales of investment securities available for sale	11,116	1,736
Principal collections and maturities of investment securities available for sale	4,962	13,390
Net increase in interest-bearing deposits in other banks	(99)	(1,198)
Net increase in federal funds sold	(8,509)	(5,807)
Net increase in loans	(6,776)	(10,982)
Proceeds from sales of real estate acquired through foreclosure	202	23
Purchases of premises and equipment	(861)	(774)

Net cash used in investing activities	(16,150)	(19,288)

Financing Activities

Net increase in deposits	12,926	15,349
Net decrease in federal funds purchased and securities Sold under repurchase agreements	(8,084)	(3,413)
Proceeds from issuance of long-term debt, other borrowings and Federal Home Loan Bank advances	19,500	3,000
Payments on long-term debt, other borrowings and Federal
Home Loan Bank advances	(8,100)	(365)
Dividends paid to stockholders	(381)	(302)
Proceeds from issuance of common stock	118	58

Net cash provided by financing activities	15,979	14,327

Net increase (decrease) in cash and due from banks	886	(2,975)

Cash and due from banks at beginning of period	18,097	16,332

Cash and due from banks at end of period	$ 18,983	$ 13,357

Supplemental disclosure of cash paid during the period for:
Interest	$ 4,608	$ 5,704

Income taxes	$ 580	$ 285

 See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.         BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. (“the Parent Company”) and its wholly owned subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank and Community Loan Company (collectively “the Company”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

GB&T BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2.      EARNINGS PER COMMON SHARE (in thousands, except per share data)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001.

	Quarters ended March31,
	2002	2001

Basic Earnings Per Share:
Weighted average common shares outstanding	4,757	4,657

Net income	$1,497	$946

Basic earnings per share	$0.32	$0.20

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,757	4,657
Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market prices for the period	115	229

Total weighted average common shares and
common stock equivalents outstanding	4,872	4,886

Net income	$1,497	$946

Diluted earnings per share	$0.31	$0.19

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank and Community Loan Company during the periods included in the accompanying consolidated financial statements.

Forward-Looking Statements

Some of the statements made in this quarterly report (and in other documents to which we refer) are “forward-looking statements.”  When used in this document, the words, “anticipate,” “believe,” “estimate,” and similar expressions generally identify forward-looking statements.  These statements are based on the beliefs, assumptions, and expectations of our management, and on information currently available to those members of management.  They are expressions of historical fact, not guarantees of future performance.  Forward-looking statements include information concerning possible or assumed future results of our operations.

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

Financial Condition

We reported consolidated total assets of $564 million at March 31, 2002 compared to $548 million at December 31, 2001, representing an increase of $16 million or 2.9% for the three month period.  We continued to experience growth in total assets, loans and deposits during the three months ended March 31, 2002. Total loans increased by $7 million or 1.6% for the three months ended March 31, 2002.  Total deposits increased $13 million or 3.0% for the three months ended March 31, 2002.  Deposit growth outpaced loan growth during the period resulting in a loan to deposit ratio of 96.7%, down slightly from 98.1% at December 31, 2001.

The Company borrowed funds during the quarter of $4,000,000 from a bank to refund current borrowings and to contribute capital to Gainesville Bank & Trust.  The Company also made advances on the Federal Home Loan Bank line of credit of $9,500,000, net of repayments to replace short-term deposits with longer term funds.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of March 31, 2002, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $11.6 million compared to $19.7 million at December 31, 2001.

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

Our liquidity ratio was 19.77% at March 31, 2002, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2002, the Company and the Banks were considered to be well-capitalized as defined in the FDIC Improvement Act and based on regulatory minimum capital requirements.  The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED

As of March 31, 2002
Total Capital to Risk Weighted Assets:
Consolidated	11.33%	8%	N\A
Gainesville Bank & Trust	10.34%	8%	10%
United Bank & Trust	13.04%	8%	10%
Community Trust Bank	10.89%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.08%	4%	N\A
Gainesville Bank & Trust	9.16%	4%	6%
United Bank & Trust	12.05%	4%	6%
Community Trust Bank	9.66%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.06%	4%	N\A
Gainesville Bank & Trust	7.22%	4%	5%
United Bank & Trust	9.08%	4%	5%
Community Trust Bank	7.95%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.33% for the three months ended March 31, 2002, compared to 4.48% for the same period in 2001.  This 15 basis point decrease is primarily due to the current interest rate environment. The net interest margin is also negatively affected by faster repricing of our interest-earning assets over interest-bearing liabilities.  In the first three months of 2002, the yield on earning assets decreased to 7.40% from 9.34%, for the same period in 2001, while the cost of interest bearing liabilities decreased to 3.54% from 5.56%.

Net interest income increased $196,000 or 3.70% for the three months ended March 31, 2002 compared to the same period in 2001.  The net increase consists of a decrease in interest income of $1,668,000 or 15.07% less a decrease in interest expense of $1,864,000 or 32.35% for the three-month period.  The increase in net interest income is due to a combination of the increase in the interest rate differential to 3.86% for the three months ended March 31, 2002 from 3.78% for the same period in 2001 and increases in volume.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for loan losses decreased by $161,000 or 46.80% during the three months ended March 31, 2002 as compared to the same period in 2001.  The decrease was primarily attributable to the decrease in nonaccrual loans and in loans past due over 90 days.  The analysis below indicates an increase of $16,000 in net charge-offs for the three months ended March 31, 2002 as compared to the same period in 2001.  The allowance for loan losses at March 31, 2002 was $5,540,000 or 1.30% of total loans compared to 1.32% at March 31, 2001.  Based on management’s evaluation, the allowance is adequate to absorb any potential loan losses at March 31, 2002.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three-month period ended March 31, 2002 and 2001.

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$420,405	$388,434

Allowance for loan losses balance, beginning of period	$5,522	$5,099

Less charge-offs
Commercial loans	-	(21)
Real estate loans	-	(3)
Consumer loans	(222)	(174)

Total Charge-offs	(222)	(198)

Plus recoveries
Commercial loans	1	2
Real estate loans	3	3
Consumer loans	53	44

Total recoveries	57	49

Net charge-offs	(165)	(149)

Plus provision for loan losses	183	344

Allowance for loan losses balance, end of period	$5,540	$5,294

Net charge-offs to average loans	0.039%	0.038%

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate decreases of $1,317,000 in nonaccrual loans and decreases of $63,000 in past due loans over 90 days. The decrease in nonaccrual real estate loans was due primarily to the foreclosure on one loan secured by real estate.  The majority of the nonaccrual and past due balances in consumer loans are related to Community Loan Company, our consumer finance company.  Due to the nature of the consumer finance business, these levels are normal and will consistently remain higher than those seen in the banking industry.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.   There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	March 31, 2002

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt

	(Dollars in Thousands)

Real estate loans	$103	$93	$-
Commercial loans	50	-	14
Consumer loans	581	343	-

Total	$734	$436	$14

		March 31, 2001

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt

	(Dollars in Thousands)

Real estate loans	$1,418	$182	$-
Commercial loans	13	-	-
Consumer loans	620	317	-

Total	$2,051	$499	$-

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

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income for the three months ended March 31, 2002, increased by $487,000 or 34.91% compared to the same period in 2001.  Service charges increased by $33,000 and mortgage origination fees increased by $139,000. Gain on sale of securities increased by $126,000 and gain on sale of assets increased by $115,000 resulting from the sale of Cash Transactions, LLC during the first quarter of 2002.  The increases in other income were partially offset by a $14,000 decrease in insurance commissions.  Mortgage origination fees increased as a result of refinancing activity spurred by the decline in mortgage rates.

Other expenses decreased by approximately $2,000 or 0.04% for the three months ended March 31, 2002 compared to the same period in 2001.  The decrease is due primarily to a decrease in audit and professional fees of $127,000, which is mostly offset by an increase in salaries and employee benefits of $124,000.  Net occupancy and equipment expense remained constant in 2002 as compared to 2001.

Income tax expense increased by $295,000 for the three months ended March 31, 2002, compared to the same period last year. The effective tax rate for the three-month period was 31.92%, compared to 30.08% for the same period in 2001.

Net income increased by $551,000 or 58.25%, for the three months ended March 31, 2002 compared to the same period in 2001.  Exclusive of non-recurring merger expenses of $110,000 incurred during the first quarter of 2001, net income increased by $441,000 or 41.76%.

During the third quarter of 2001, we signed contracts with Jack Henry & Associates, Inc. to purchase hardware and software solutions to better equip the company for future operations.  These contracts amounted to approximately $1,200,000 and will afford us growth potential and allow us to process all affiliates on the same system.  The conversion to the new system is anticipated to be complete by the third quarter of 2002.  As of March 31, 2002, approximately $600,000 remains to be paid on the contracts.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

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

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

                (a)    Reports on Form 8-K

                        We did not file a report on Form 8-K during the quarter ending March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:   5/13/2002                                                          BY: /s/ Richard A. Hunt
                                                                                                Richard A. Hunt, Jr.
                                                                                                President and Chief Executive Officer

DATE:   5/13/2002                                                         BY: /s/ Gregory L. Hamby
                                                                                              Gregory L. Hamby
                                                                                              Executive Vice President &
                                                                                              Chief Financial Officer