Form 10-Q
period 2002-06-30
GB&T BANCSHARES INC
filed 2002-08-14
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the quarterly period ended       June 30, 2002

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

Yes  ☑       No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2002:    4,766,030 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2002	2001

	(amounts in thousands, except share data)
Assets
Cash and due from banks	$ 18,956	$ 18,097
Interest-bearing deposits in banks	1,581	1,087
Federal funds sold	989	24
Securities available for sale, at fair value	83,778	86,204
Restricted equity securities	4,758	2,992

Loans, net of unearned income	446,881	418,656
Less allowance for loan losses	5,716	5,522

Loans, net	441,165	413,134

Premises and equipment	16,108	14,807
Other assets	11,513	11,251

Total assets	$ 580,848	$ 547,596

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$ 63,759	$ 54,393
Interest-bearing deposits	390,111	372,365

Total deposits	453,870	426,758

Federal funds purchased and securities sold Under repurchase agreements	12,504	19,707
Federal Home Loan Bank advances	57,026	47,551
Other borrowings	4,633	2,911
Accrued expenses and other liabilities	5,325	5,895

Total liabilities	533,358	502,822

Stockholders’ Equity:
Capital Stock-no par value. Authorized 20,000,000 shares; issued and outstanding 4,761,314 shares at June 30, 2002	25,719	-
Common Stock-$5 par value. Authorized 20,000,000 shares; issued and outstanding 4,739,139 shares at December 31, 2001	-	23,696
Capital surplus	-	1,894
Retained earnings	20,388	18,198
Accumulated other comprehensive income, net of tax	1,383	986

Total stockholders’ equity	47,490	44,774

Total liabilities and stockholders’ equity	$ 580,848	$ 547,596

  See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

	(amounts in thousands, except per share data		(amounts in thousands, except per share data
Interest income:
Loans, including fees	$8,390	$9,463	$16,590	$19,113
Investment securities:
Taxable	998	1,061	1,990	2,211
Nontaxable	177	179	353	363
Federal funds sold	18	176	38	246
Interest-bearing deposits in banks	9	12	18	20

Total interest income	9,592	10,891	18,989	21,953

Interest expense:
Deposits	2,798	4,664	5,888	9,488
Federal funds purchased and securities sold under repurchase agreements	53	95	133	284
Federal Home Loan Bank advances	745	651	1,450	1,394
Other borrowings	31	92	54	99

Total interest expense	3,627	5,502	7,525	11,265

Net interest income	5,965	5,389	11,464	10,688

Provision for loan losses	204	464	387	808

Net interest income after
Provision for loan losses	5,761	4,925	11,077	9,880

Other income:
Service charges on deposit accounts	928	795	1,756	1,759
Mortgage origination fees	232	225	536	380
Insurance commissions	151	169	295	319
Gain (loss) on sale of securities	-	76	137	76
Other operating income	296	270	765	396

Total Other income	1,607	1,535	3,489	2,930

Other expense:
Salaries and employee benefits	2,950	3,418	5,906	6,248
Net occupancy and equipment expense	878	806	1,646	1,614
Other operating expenses	1,351	1,685	2,626	3,046

Total other expense	5,179	5,909	10,178	10,908

Income before income taxes	2,189	551	4,388	1,902

Income tax expense	710	270	1,412	675

Net income	$1,479	$281	$2,976	$1,227

Earnings per share:
Basic	$0.31	$0.06	$0.63	$0.26

Diluted	$0.30	$0.06	$0.61	$0.25

Weighted average shares
Basic	4,761	4,658	4,759	4,657

Diluted	4,915	4,879	4,898	4,882

Cash dividends per common share	$0.085	$0.075	$0.165	$0.15

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

	(Dollars in thousands) (unaudited)

Net Income	$1,479	$281	$2,976	$1,227

Unrealized gains on securities available-for-sale arising during period, net of tax	831	108	482	683

Reclassification adjustment for gains realized on securities available-for-sale in net income, net of tax	-	(47)	(85)	(47)

Other comprehensive income	831	61	397	636

Comprehensive income	$2,310	$342	$3,373	$1,863

Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2002

	(Amounts in thousands)
	(unaudited)

						Accumulated
	Common Stock		Capital	Capital	Retained	Other Comprehensive	Total Stockholders'
	Shares	Par Value	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2001	4,739	$ 23,696	$ -	$ 1,894	$18,198	$ 986	$44,774
Net income					2,976		2,976
Options exercised	22	111		18			129
Dividends declared $0.165 per share					(786)		(786)
Other comprehensive income						397	397

Balance, June 30, 2002	4,761	23,807	-	1,912	20,388	1,383	47,490
Reclassification of stock to no par stock*		(23,807)	25,719	(1,912)

Balance, June 30, 2002	4,761	$ -	$ 25,719	$ -	$20,388	$1,383	$47,490

* Effective June 30, 2002, the Company changed its common stock from $5 par value to no par value.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2002	2001

Operating Activities

Net income	$2,976	$1,227
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	662	460
Provision for loan losses	387	808
Amortization and (accretion), net	67	52
Securities (gains) losses, net	(137)	(76)
Net increase in other assets	(1,003)	(1,640)
Net decrease in other liabilities	(570)	(224)

Net cash provided by operating activities	2,382	607

Investing Activities

Purchase of investment securities available for sale	(21,661)	(30,839)
Purchase of Federal Home Loan Bank stock	(1,766)	-
Proceeds from sales of investment securities available for sale	12,116	7,317
Principal collections and maturities of investment securities available for sale	10,677	26,880
Net increase in interest-bearing deposits in other banks	(494)	(571)
Net increase in federal funds sold	(965)	(16,899)
Net increase in loans	(28,299)	(8,315)
Proceeds from sales of real estate acquired through foreclosure	383	20
Purchases of premises and equipment	(1,963)	(937)

Net cash used in investing activities	(31,972)	(23,344)

Financing Activities

Net increase in deposits	27,112	23,737
Net decrease in federal funds purchased and securities sold under repurchase agreements	(7,203)	(5,822)
Proceeds from issuance of long-term debt, other borrowings and Federal Home Loan Bank advances	19,500	4,296
Payments on long-term debt, other borrowings and Federal
Home Loan Bank advances	(8,303)	(458)
Dividends paid to stockholders	(786)	(607)
Proceeds from issuance of common stock	129	67

Net cash provided by financing activities	30,449	21,213

Net increase (decrease) in cash and due from banks	859	(1,524)

Cash and due from banks at beginning of period	18,097	16,332

Cash and due from banks at end of period	$18,956	$14,808

Supplemental disclosure of cash paid during the period for:
Interest	$8,807	$11,002

Income taxes	$1,816	$920

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2.        MERGER AGREEMENT WITH HOME TOWN BANK OF VILLA RICA

Effective June 13, 2002, the Company entered into an agreement and Plan of Reorganization ("the Agreement") to merge Home Town Bank of Villa Rica, Villa Rica, Georgia, into GB&T Bancshares, Inc.  Terms of the agreement call for each shareholder of Home Town Bank of Villa Rica to receive either $18.00 in cash or 1.0588 shares of GB&T capital stock for each share of Home Town Bank of Villa Rica common stock or a combination of the two.  The total cash consideration for conversion of all of the Home Town Bank of Villa Rica shares is subject to an overall limit of 50 percent.  The merger is subject to approval of the shareholders of Home Town Bank of Villa Rica and federal and state regulatory authorities.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.      EARNINGS PER COMMON SHARE (in thousands, except per share data)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001.

	Quarters ended June 30,
	2002	2001

Basic Earnings Per Share:
Weighted average common shares outstanding	4,761	4,658

Net income	$1,479	$281

Basic earnings per share	$0.31	$0.06

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,761	4,658
Net effect of the assumed exercise of stock
Options based on the treasury stock method
using average market prices for the period	154	221

Total weighted average common shares and
Common stock equivalents outstanding	4,915	4,879

Net income	$1,479	$281

Diluted earnings per share	$0.30	$0.06

	Six Months ended June 30,
	2002	2001

Basic Earnings Per Share:
Weighted average common shares outstanding	4,759	4,657

Net income	$2,976	$1,227

Basic earnings per share	$0.63	$0.26

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,759	4,657
Net effect of the assumed exercise of stock
Options based on the treasury stock method
using average market prices for the period	139	225

Total weighted average common shares and
Common stock equivalents outstanding	4,898	4,882

Net income	$2,976	$1,227

Diluted earnings per share	$0.61	$0.25

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

Financial Condition

We reported consolidated total assets of $581 million at June 30, 2002 compared to $548 million at December 31, 2001, representing an increase of $33 million or 6.0%.  We continued to experience growth in total assets, loans and deposits during the six months ended June 30, 2002. Total loans increased by $28 million or 6.7% for the six months ended June 30, 2002.  Total deposits increased $27 million or 6.3% for the six months ended June 30, 2002.  Deposit growth almost matched loan growth during the period resulting in a loan to deposit ratio of 98.5%, up from 98.1% at December 31, 2001.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of June 30, 2002, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $12.5 million compared to $19.7 million at December 31, 2001.

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

Our liquidity ratio was 18.52% at June 30, 2002, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2002, the Company and the Banks were considered to be well-capitalized as defined in the FDIC Improvement Act and based on regulatory minimum capital requirements.  The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED

As of June 30, 2002
Total Capital to Risk Weighted Assets:
Consolidated	11.17%	8%	N\A
Gainesville Bank & Trust	10.11%	8%	10%
United Bank & Trust	12.70%	8%	10%
Community Trust Bank	10.96%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	9.92%	4%	N\A
Gainesville Bank & Trust	8.96%	4%	6%
United Bank & Trust	11.45%	4%	6%
Community Trust Bank	9.73%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.01%	4%	N\A
Gainesville Bank & Trust	7.12%	4%	5%
United Bank & Trust	8.88%	4%	5%
Community Trust Bank	8.18%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.41% for the six months ended June 30, 2002, compared to 4.42% for the same period in 2001.  In the first six months of 2002, the yield on earning assets decreased to 7.30% from 9.07% for the same period in 2001, and the cost of interest bearing liabilities decreased to 3.35% from 5.32%.

Net interest income increased $576,000 or 10.69% for the three months ended June 30, 2002 compared to the same period in 2001.  The net increase consists of a decrease in interest income of $1,299,000 or 11.93% less a decrease in interest expense of $1,875,000 or 34.08% for the three-month period.  Net interest income increased $776,000 or 7.26% for the six months ended June 30, 2002 compared to the same period in 2001.  The net increase consists of a decrease in interest income of $2,964,000 or 13.50% less a decrease in interest expense of $3,740,000 or 33.20% for the six-month period.  The increase in net interest income is due to a combination of the increase in the net interest spread to 3.95% for the six months ended June 30, 2002 from 3.75% for the same period in 2001 and increases in volume.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for loan losses decreased by $260,000 or 56.03% during the three months ended June 30, 2002 as compared to the same period in 2001.  Our provision for loan losses decreased by $421,000 or 52.10% during the six months ended June 30, 2002 as compared to the same period in 2001.  The analysis below indicates a decrease of $96,000 in net charge-offs for the six months ended June 30, 2002 as compared to the same period in 2001.  The allowance for loan losses at June 30, 2002 was $5,716,000 or 1.28% of total loans compared to 1.43% at June 30, 2001.  Based on management’s evaluation, the allowance is adequate to absorb any potential loan losses at June 30, 2002.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the six-month period ended June 30, 2002 and 2001.

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$428,483	$393,353

Allowance for loan losses balance, beginning of period	$5,522	$5,099

Less charge-offs
Commercial loans	-	(49)
Real estate loans	-	(23)
Consumer loans	(495)	(350)

Total Charge-offs	(495)	(422)

Plus recoveries
Commercial loans	1	3
Real estate loans	170	10
Consumer loans	131	120

Total recoveries	302	133

Net charge-offs	(193)	(289)

Plus provision for loan losses	387	808

Allowance for loan losses balance, end of period	$5,716	$5,618

Net charge-offs to average loans	0.045%	0.073%

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate decreases of $1,098,000 in nonaccrual loans and increases of $92,000 in past due loans over 90 days. The decrease in nonaccrual real estate loans was due primarily to the foreclosure on one loan carried in other real estate at fair value.  The majority of the nonaccrual and past due balances in consumer loans are related to Community Loan Company, our consumer finance company.  Due to the nature of the consumer finance business, these levels are normal and will consistently remain higher than those seen in the banking industry.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.   There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	June 30, 2002

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt

	(Dollars in Thousands)

Real estate loans	$514	$344	$-
Commercial loans	-	-	-
Consumer loans	578	272	-

Total	$1,092	$616	$-

	June 30, 2001

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt

	(Dollars in Thousands)

Real estate loans	$1,507	$124	$-
Commercial loans	13	88	-
Consumer loans	670	312	-

Total	$2,190	$524	$-

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

GB&T BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income for the three months ended June 30, 2002, increased by $72,000 or 4.69% compared to the same period in 2001.  Service charges increased by $133,000 and mortgage origination fees increased by $7,000. These increases were offset by decreases in insurance commissions of $18,000 and gain on sale of securities of $76,000.  Other income for the six months ended June 30, 2002, increased $559,000 or 19.08% compared to the same period in 2001.  Mortgage origination fees increased by $156,000, gain on sale of securities increased by $61,000 and gain on sale of assets increased by $115,000.  The increases in other income were partially offset by a $24,000 decrease in insurance commissions.  Mortgage origination fees increased as a result of refinancing activity spurred by the decline in mortgage rates.

Other expenses decreased by approximately $730,000 or 12.35% for the three months ended June 30, 2002 compared to the same period in 2001.  The decrease is due primarily to a decrease in salaries and employee benefits of $468,000 and a decrease in audit and professional fees of $231,000.  The decreases were partially offset by an increase in net occupancy and equipment expense of $72,000.  Other expenses decreased by approximately $730,000 or 6.69% for the six months ended June 30, 2002 compared to the same period in 2001.  The decrease is due primarily to a decrease in salaries and employee benefits of $342,000 and a decrease in audit and professional fees of $358,000, which is partially offset by an increase in net occupancy and equipment expense of $32,000.  The decreases in salaries and employee benefits is due to merger related contractual payments to employees paid in the second quarter of 2001 related to the merger with Community Trust Financial Services Corporation as well as the decreases in audit and professional fees which were merger related expenses.

Income tax expense increased by $440,000 and $737,000 for the three and six months ended June 30, 2002, compared to the same periods last year. The effective tax rate for the three-month period was 32.43%, compared to 49.00% for the same period in 2001.  This decrease reflects non-deductible merger expenses related to the merger of GB&T Bancshares, Inc. and Community Trust Financial Services Corporation taken in the second quarter of 2001.  The effective tax rate for the six-month period ended June 30, 2002 was 32.18% compared to 35.49% for the same period in 2001.

Net income increased by $1,198,000 or 426.33%, for the three months ended June 30, 2002 compared to the same period in 2001.  Exclusive of non-recurring merger expenses of $980,000 incurred during the second quarter of 2001 related to the merger with Community Trust Financial Services Corporation, net income increased by $218,000 or 17.29%.  Net income increased by $1,749,000 or 142.54% for the six months ended June 30, 2002 compared to the same period in 2001.  Exclusive of non-recurring expenses of $1,090,000 incurred during the six months ending June 30, 2001 related to the aforementioned merger, net income increased by $659,000 or 28.44%.

During the third quarter of 2001, we signed contracts with Jack Henry & Associates, Inc. to purchase hardware and software solutions to better equip the company for future operations.  These contracts amounted to approximately $1,200,000 and will afford us growth potential and allow us to process all affiliates on the same system.  The conversion to the new system is anticipated to be complete by the third quarter of 2002.  As of June 30, 2002, approximately $300,000 remains to be paid on the contracts.

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

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a vote of Securities Holders

The annual meeting of the Stockholders of GB&T Bancshares, Inc. was held on May 20, 2002.  The meeting had been called pursuant to written notice for (1) the purpose of considering and voting upon the election of ten directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified and (2) to consider an amendment to the Company’s 1997 Stock Incentive Plan to increase the number of shares of Common Stock that are available for the grant of awards under the Plan from 325,000 shares to 700,000 shares.  The results of the voting were as follows:

(1) Election of Directors	FOR	AGAINST	WITHHELD

Donald J. Carter	3,146,454	0	22,987
Dr. John W. Darden	3,146,454	0	22,987
Bennie E. Hewett	3,146,454	0	22,987
Richard A. Hunt, Jr.	3,146,454	0	22,987
James L. Lester	3,146,454	0	22,987
John E. Mansfield, Sr.	3,146,454	0	22,987
F. Abit Massey	3,146,454	0	22,987
Samuel L. Oliver	3,146,454	0	22,987
Alan A. Wayne	3,146,454	0	22,987
Phillip A. Wilheit	3,146,454	0	22,987

(2) Amend Stock Incentive Plan	2,866,774	184,103	118,564

Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

99.1          Certification of Principal Executive Officer

99.2          Certification of Principal Financial Officer

(b)      Reports on Form 8-K

We did not file a report on Form 8-K during the quarter ending June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:   8/14/2002                                                          BY: /s/ Richard A. Hunt
                                                                                                Richard A. Hunt, Jr.
                                                                                                President and Chief Executive Officer

DATE:   8/14/2002                                                         BY: /s/ Gregory L. Hamby
                                                                                              Gregory L. Hamby
                                                                                              Executive Vice President &
                                                                                              Chief Financial Officer