Form 10-Q
period 2002-09-30
GB&T BANCSHARES INC
filed 2002-11-14
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2002:    4,770,311 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
	(amounts in thousands, except share data)
Assets
Cash and due from banks	$16,718	$18,097
Interest-bearing deposits in banks	2,527	1,087
Federal funds sold	18,343	24
Securities available for sale, at fair value	84,243	86,204
Restricted equity securities	3,463	2,992

Loans, net of unearned income	451,490	418,656
Less allowance for loan losses	5,789	5,522
Loans, net	445,701	413,134
Premises and equipment	16,042	14,807
Other assets	12,409	11,251
Total assets	$599,446	$547,596

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$63,202	$54,393
Interest-bearing deposits	406,214	372,365
Total deposits	469,416	426,758

Federal funds purchased and securities sold Under repurchase agreements	14,389	19,707
Federal Home Loan Bank advances	57,026	47,551
Other borrowings	4,822	2,911
Accrued expenses and other liabilities	4,483	5,895
Total liabilities	550,136	502,822

Stockholders’ Equity:
Capital Stock-no par value. Authorized 20,000,000 Shares; issued and outstanding 4,769,155 shares at September 30, 2002	25,807	—
Common Stock-$5 par value. Authorized 20,000,000 shares; issued and outstanding 4,739,139 shares at December 31, 2001	—	23,696
Capital surplus	—	1,894
Retained earnings	21,518	18,198
Accumulated other comprehensive income, net of tax	1,985	986
Total stockholders’ equity	49,310	44,774
Total liabilities and stockholders’ equity	$599,446	$547,596

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
Interest income:
Loans, including fees	$8,604	$9,048	$25,220	$28,154
Investment securities:
Taxable	948	1,089	2,938	3,296
Nontaxable	173	179	526	541
Federal funds sold	30	150	69	395
Interest-bearing deposits in banks	7	21	25	46
Total interest income	9,762	10,487	28,778	32,432

Interest expense:
Deposits	2,738	4,374	8,627	13,862
Federal funds purchased and securities sold under repurchase agreements	57	91	190	375
Federal Home Loan Bank advances	743	702	2,193	2,096
Other borrowings	38	42	92	140
Total interest expense	3,576	5,209	11,102	16,473

Net interest income	6,186	5,278	17,676	15,959

Provision for loan losses	202	230	589	1,038

Net interest income after provision for loan losses	5,984	5,048	17,087	14,921

Other income:
Service charges on deposit accounts	852	775	2,610	2,365
Mortgage origination fees	429	260	964	658
Insurance commissions	152	194	447	519
Net gain (loss) on sale of securities	33	38	170	35
Other operating income	444	293	1,208	885
Total other income	1,910	1,560	5,399	4,462

Other expense:
Salaries and employee benefits	3,178	2,627	9,102	8,803
Net occupancy and equipment expense	843	780	2,414	2,464
Other operating expenses	1,595	1,226	4,304	4,239
Total other expense	5,616	4,633	15,820	15,506

Income before income taxes	2,278	1,975	6,666	3,877

Income tax expense	744	670	2,156	1,345

Net income	$1,534	$1,305	$4,510	$2,532

Earnings per share:
Basic	$0.32	$0.28	$0.95	$0.54
Diluted	$0.31	$0.27	$0.92	$0.52

Weighted average shares
Basic	4,767	4,674	4,762	4,663
Diluted	4,918	4,873	4,903	4,864

Cash dividends per common share	$0.085	$0.080	$0.250	$0.230

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
	(unaudited)

Net Income	$1,534	$1,305	$4,510	$2,532

Unrealized gains on securities available-for-sale arising during period, net of tax	622	759	1,104	1,393

Reclassification adjustment for gains realized on securities available-for-sale in net income, net of tax	(20)	(24)	(105)	(22)

Other comprehensive income	602	735	999	1,371

Comprehensive income	$2,136	$2,040	$5,509	$3,903

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2002

(Amounts in thousands)

(unaudited)

			Capital Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value

Balance, December 31, 2001	4,739	$23,696	$—	$1,894	$18,198	$986	$44,774

Net income	—	—	—	—	4,510	—	4,510

Options excercised	30	111	88	18	—	—	217
Dividends declared $0.25 per share	—	—	—	—	(1,190)	—	(1,190)

Other comprehensive income	—	—	—	—	—	999	999

Reclassification of stock to no par stock*	—	(23,807)	25,719	(1,912)	—	—	—

Balance, September 30, 2002	4,769	$—	$25,807	$—	$21,518	$1,985	$49,310

* Effective June 30, 2002, the Company changed its common stock from $5 par value to no par value.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2002	2001
	(amounts in thousands)
Operating Activities
Net income	$4,510	$2,532
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	1,078	989
Provision for loan losses	387	1,038
Amortization and (accretion), net	126	75
Securities (gains) losses, net	(170)	(35)
Net (increase) decrease in other assets	(2,207)	895
Net decrease in other liabilities	(1,412)	(306)
Net cash provided by operating activities	2,312	5,188

Investing Activities
Purchase of investment securities available for sale	(26,802)	(42,594)
Purchase of Federal Home Loan Bank stock	(1,766)	—
Proceeds from sales of investment securities available for sale	17,345	10,772
Principal collections and maturities of investment securities available for sale	14,303	25,950
Net increase in interest-bearing deposits in other banks	(1,440)	(983)
Net (increase) decrease in federal funds sold	(18,319)	384
Net increase in loans	(32,835)	(19,227)
Proceeds from sales of real estate acquired through foreclosure	383	20
Purchases of premises and equipment	(2,313)	(2,561)
Net cash used in investing activities	(51,444)	(28,239)

Financing Activities
Net increase in deposits	42,658	29,159
Net decrease in federal funds purchased and securities sold under repurchase agreements	(5,318)	(7,778)
Proceeds from issuance of long-term debt, other borrowings and Federal Home Loan Bank advances	19,689	4,532
Payments on long-term debt, other borrowings and Federal
Home Loan Bank advances	(8,303)	(779)
Dividends paid to stockholders	(1,190)	(979)
Proceeds from issuance of common stock	217	319
Net cash provided by financing activities	47,753	24,474

Net increase (decrease) in cash and due from banks	(1,379)	1,423

Cash and due from banks at beginning of period	18,097	16,332

Cash and due from banks at end of period	$16,718	$17,755

Supplemental disclosure of cash paid during the period for:
Interest	$12,867	$16,502
Income taxes	$2,771	$1,380

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2.        MERGER AGREEMENT WITH HOME TOWN BANK OF VILLA RICA

Effective June 13, 2002, the Company entered into an agreement and Plan of Reorganization (“the Agreement”) to merge Home Town Bank of Villa Rica, Villa Rica, Georgia, into GB&T Bancshares, Inc.  Terms of the agreement call for each shareholder of Home Town Bank of Villa Rica to receive either $18.00 in cash or 1.0588 shares of GB&T capital stock for each share of Home Town Bank of Villa Rica common stock or a combination of the two.  The total cash consideration for conversion of all of the Home Town Bank of Villa Rica shares is subject to an overall limit of 50 percent.  The merger has been approved by the regulators and shareholders of Home Town Bank of Villa Rica and is expected to close effective November 30, 2002.

NOTE 3.        NEW ACCOUNTING PRONOUCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 has not affected the Company's financial statements except for the suspension of the amortization of goodwill related to the acquisition of Community Loan Company in the second quarter of 2001.  Amortization expense for the nine months ended September 30, 2002 was $0 compared to $49,000 for the nine months ended September 30, 2001.

NOTE 4.        EARNINGS PER COMMON SHARE (in thousands, except per share data)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001.

	Quarters ended September 30,
	2002	2001
Basic Earnings Per Share:
Weighted average common shares outstanding	4,767	4,674

Net income	$1,534	$1,305

Basic earnings per share	$0.32	$0.28

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,767	4,674
Net effect of the assumed exercise of stock Options based on the treasury stock method Using average market prices for the period	151	199
Total weighted average common shares and Common stock equivalents outstanding	4,918	4,873

Net income	$1,534	$1,305

Diluted earnings per share	$0.31	$0.27

	Nine Months ended September 30,
	2002	2001
Basic Earnings Per Share:
Weighted average common shares outstanding	4,762	4,663

Net income	$4,510	$2,532

Basic earnings per share	$0.95	$0.54

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,762	4,663
Net effect of the assumed exercise of stock Options based on the treasury stock method using average market prices for the period	141	201
Total weighted average common shares and Common stock equivalents outstanding	4,903	4,864

Net income	$4,510	$2,532

Diluted earnings per share	$0.92	$0.52

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

We reported consolidated total assets of $599 million at September 30, 2002 compared to $548 million at December 31, 2001, representing an increase of $51 million or 9.3%.  We continued to experience growth in total assets, loans and deposits during the nine months ended September 30, 2002. Total loans increased by $32 million or 7.6% for the nine months ended September 30, 2002.  Total deposits increased $42 million or 9.8% for the nine months ended September 30, 2002.  Deposit growth outpaced loan growth during the period resulting in a loan to deposit ratio of 96.2%, down slightly from 98.1% at December 31, 2001.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of September 30, 2002, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $14.3 million compared to $19.7 million at December 31, 2001.

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

Our liquidity ratio was 21.58% at September 30, 2002, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

As of September 30, 2002, the Company and the Banks were considered to be well-capitalized as defined in the FDIC Improvement Act and based on regulatory minimum capital requirements.  The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
		ADEQUACY	WELL
	ACTUAL	PURPOSES	CAPITALIZED

As of September 30, 2002
Total Capital to Risk Weighted Assets:
Consolidated	10.97%	8%	N\A
Gainesville Bank & Trust	10.03%	8%	10%
United Bank & Trust	13.20%	8%	10%
Community Trust Bank	10.21%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	9.76%	4%	N\A
Gainesville Bank & Trust	8.89%	4%	6%
United Bank & Trust	11.95%	4%	6%
Community Trust Bank	9.09%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.05%	4%	N\A
Gainesville Bank & Trust	7.01%	4%	5%
United Bank & Trust	8.91%	4%	5%
Community Trust Bank	8.21%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.44% for the nine months ended September 30, 2002, compared to 4.33% for the same period in 2001.  In the first nine months of 2002, the yield on earning assets decreased to 7.23% from 8.80% for the same period in 2001, and the cost of interest bearing liabilities decreased to 3.23% from 5.12%.

Net interest income increased $908,000 or 17.20% for the three months ended September 30, 2002 compared to the same period in 2001.  The net increase consists of a decrease in interest income of $725,000 or 6.91% less a decrease in interest expense of $1,633,000 or 31.35% for the three-month period.  Net interest income increased $1,717,000 or 10.76% for the nine months ended September 30, 2002 compared to the same period in 2001.  The net increase consists of a decrease in interest income of $3,654,000 or 11.27% less a decrease in interest expense of $5,371,000 or 32.60% for the nine-month period.  The increase in net interest income is due to a combination of the increase in the net interest spread to 4.00% for the nine months ended September 30, 2002 from 3.68% for the same period in 2001 and increases in volume.

Our provision for loan losses decreased by $28,000 or 12.17% during the three months ended September 30, 2002 as compared to the same period in 2001.  Our provision for loan losses decreased by $449,000 or 43.26% during the nine months ended September 30, 2002 as compared to the same period in 2001.  The analysis below indicates a decrease of $338,000 in net charge-offs for the nine months ended September 30, 2002 as compared to the same period in 2001.  Although total charge-offs indicate a decrease from the prior period, consumer charge-offs reflect an increase which is related to Community Loan Company, our consumer finance company.  Community Loan Company represents approximately 49.56% of the consumer charge-off balance at September 30, 2002.  The allowance for loan losses at September 30, 2002 was $5,789,000 or 1.28% of total loans compared to 1.36% at September 30, 2001.  Based on management’s evaluation, the allowance is adequate to absorb any potential loan losses at September 30, 2002.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine-month period ended September 30, 2002 and 2001.

	2002	2001
	(Dollars in Thousands)
Average amount of loans outstanding	$435,408	$394,224

Allowance for loan losses balance, beginning of period	$5,522	$5,099

Less charge-offs
Commercial loans	—	(61)
Real estate loans	(2)	(211)
Consumer loans	(680)	(588)
Total Charge-offs	(682)	(860)

Plus recoveries
Commercial loans	1	6
Real estate loans	174	16
Consumer loans	185	178
Total recoveries	360	200
Net charge-offs	(322)	(660)

Plus provision for loan losses	589	1,038

Allowance for loan losses balance, end of period	$5,789	$5,477

Net charge-offs to average loans	0.074%	0.167%

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate increases of $499,000 in nonaccrual loans and increases of $355,000 in past due loans over 90 days. The majority of the increase in nonaccrual loans is related to one loan for $456,000 that is secured by real estate.  Approximately 34% of the nonaccrual balance at September 30, 2002, is related to Community Loan Company, our consumer finance company.  The majority of the increase in past due loans over 90 days is related to two loans totaling $339,000 that were in the process of foreclosure at September 30, 2002, however these loans have since been fully collected.  Approximately 31% of the past due loan balance at September 30, 2002 is related to Community Loan Company.  Due to the nature of the consumer finance business, the level of nonaccrual loans and past due loans over 90 days is normal and will consistently remain higher than those seen in the banking industry.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.

	September 30, 2002
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in Thousands)

Real estate loans	$643	$466	$—
Commercial loans	172	5	—
Consumer loans	566	420	—
Total	$1,381	$891	$—

	September 30, 2001
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in Thousands)

Real estate loans	$161	$186	$—
Commercial loans	—	13	—
Consumer loans	721	337	—
Total	$882	$536	$—

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful.  This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Other income for the three months ended September 30, 2002, increased by $350,000 or 22.44% compared to the same period in 2001.  Service charges increased by $77,000 and mortgage origination fees increased by $169,000. These increases were offset by decreases in insurance commissions of $42,000 and gain on sale of securities of $5,000.  Other income for the nine months ended September 30, 2002, increased $937,000 or 21.00% compared to the same period in 2001.  Service charges increased by $245,000, mortgage origination fees increased by $306,000, gain on sale of securities increased by $135,000 and gain on sale of assets increased by $115,000.  The increases in other income were partially offset by a $72,000 decrease in insurance commissions.  Mortgage origination fees increased as a result of refinancing activity spurred by the decline in mortgage rates.

Other expenses increased by approximately $983,000 or 21.22% for the three months ended September 30, 2002 compared to the same period in 2001.  The increase is due primarily to an increase in salaries and employee benefits of $551,000, an increase in net occupancy and equipment expense of $63,000, an increase in data processing fees of $114,000 and an increase of $60,000 in education and training expenses related to the computer upgrade. Other expenses increased by approximately $314,000 or 2.03% for the nine months ended September 30, 2002 compared to the same period in 2001.  The increase is due primarily to an increase in salaries and employee benefits of $299,000, which is partially offset by a decrease in net occupancy and equipment expense of $50,000.

Income tax expense increased by $74,000 and $811,000 for the three and nine months ended September 30, 2002, compared to the same periods last year. The effective tax rate for the three-month period was 32.66%, compared to 33.92% for the same period in 2001. The effective tax rate for the nine-month period ended September 30, 2002 was 32.34% compared to 34.69% for the same period in 2001.   These decreases in the effective tax rate for the respective periods are due to merger related expenses which were non-deductible in 2001.

Net income increased by $229,000 or 17.55%, for the three months ended September 30, 2002 compared to the same period in 2001. Net income increased by $1,978,000 or 78.12% for the nine months ended September 30, 2002 compared to the same period in 2001.  Exclusive of non-recurring expenses of $1,090,000 incurred during the nine months ending September 30, 2001 related to the merger with Community Trust Financial Services, Inc. in the second quarter of 2001, net income increased by $888,000 or 35.07%.

During the third quarter of 2001, we signed contracts with Jack Henry & Associates, Inc. to purchase hardware and software solutions to better equip the company for future operations.  These contracts amounted to approximately $1,200,000 and will afford us growth potential and allow us to process all affiliates on the same system.  The conversion to the new system is expected to be completed during the fourth quarter of 2002.

We are not aware of any other known trends, events or uncertainties, other than the effect of any events described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

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

Item 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.  In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K

We did not file a report on Form 8-K during the quarter ending September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE: 11/14/2002	BY:	/s/ Richard A. Hunt
Richard A. Hunt, Jr.
President and Chief Executive Officer

DATE: 11/14/2002	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer

Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard A. Hunt, Jr., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of GB&T Bancshares, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard A. Hunt, Jr.
Richard A. Hunt, Jr.
Chief Executive Officer

Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory L. Hamby, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of GB&T Bancshares, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gregory L. Hamby
Gregory L. Hamby
Chief Financial Officer

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of GB&T Bancshares, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard A. Hunt, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Hunt, Jr.
Richard A. Hunt, Jr., Chief Executive Officer

November 14, 2002

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of GB&T Bancshares, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gregory L. Hamby, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory L. Hamby
Gregory L. Hamby, Chief Financial Officer

November 14, 2002