Form 10-K
period 2002-12-31
GB&T BANCSHARES INC
filed 2003-03-31
CIK 1061068

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002
or
☐ Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-24203

GB&T Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2400756 (I.R.S. Employer Identification No.)
500 Jesse Jewell Parkway, S.E. Gainesville, Georgia (Address of principal executive offices)	30501 (Zip code)
Registrant's telephone number, including area code (770) 532-1212
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Name of each exchange on which registered
(Title of class) Common Stock, No par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the registrant's capital stock held by nonaffiliates as of June 30, 2002 was approximately $66,345,213. For this purpose, directors and executive officers have been assumed to be affiliates.

        As of March 19, 2003, we had issued and outstanding 5,365,478 shares of the 20,000,000 authorized shares of its no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2002 fiscal year end are incorporated by reference into Part III of this report.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," GB&T Bancshares, Inc. (the "Company") are "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

        Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

The Company

        GB&T Bancshares, Inc. (the "Company") was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, we acquired all of the outstanding common stock of Gainesville Bank & Trust ("GB&T") in exchange for 1,676,160 shares at $5 par value common stock. The acquisition was accounted for as a pooling of interests. At December 31, 2002, we had four wholly-owned bank subsidiaries, GB&T, United Bank & Trust, Community Trust Bank, and HomeTown Bank of Villa Rica, collectively the ("Banks") and a consumer finance company, Community Loan Company.

        We operate as a multi-bank holding company. At December 31, 2002, we also held common stock in two de novo banks in Georgia, representing a less than 5% ownership in each bank. Our current plans include aggressively exploring opportunities through mergers and acquisitions. Currently, there are 16 employees of the holding company.

Gainesville Bank & Trust

        GB&T located in Gainesville, Hall County, Georgia was incorporated under the laws of the State of Georgia on July 20, 1987 and commenced operations as a Georgia state-chartered bank on February 1, 1988.

        GB&T conducts business from its main office facility at 500 Jesse Jewell Parkway, Gainesville, Georgia, which is owned equally by GB&T and Donald J. Carter, a director of the Company. GB&T occupies 90% of this facility. The remainder of this facility is available for lease and approximately 2,800 square feet in the building is currently under lease to one tenant unrelated to GB&T. GB&T has four full-service and one limited service branch in Gainesville, Georgia, one branch in Oakwood, Georgia and one branch in Buford, Georgia.

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

United Bank & Trust

        United Bank & Trust ("UB&T") is located in Rockmart, Polk County, Georgia and was also incorporated under the laws of the State of Georgia on October 27, 1988 and commenced operations as a Georgia state-chartered bank on January 16, 1990. On February 29, 2000, UB&T was acquired by the Company in a business combination accounted for as a pooling of interests.

        UB&T conducts business from its main office facility at 129 East Elm Street, Rockmart, Georgia. UB&T has branches in Cedartown and Cartersville, Georgia.

        UB&T provides a full range of banking services to customers within its primary market area of Polk County and surrounding counties. UB&T offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. UB&T also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machine, internet banking and telephone banking.

Community Trust Bank

        Community Trust Bank ("CTB") is located in Hiram, Paulding County, Georgia and was also incorporated under the laws of the State of Georgia and commenced operations as a Georgia state- chartered bank in 1988. On June 30, 2001, CTB was acquired by the Company in a business combination accounted for as a pooling of interests.

        CTB conducts business from its main office facility at 3844 Atlanta Highway, Hiram, Georgia. CTB has branches in Dallas, Marietta, and Kennesaw, Georgia.

        CTB provides a full range of banking services to customers within its primary market areas of Paulding and Cobb Counties and surrounding counties. CTB offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. CTB also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machine, internet banking and telephone banking.

HomeTown Bank of Villa Rica

        HomeTown Bank of Villa Rica ("HTB") is located in Villa Rica, Carroll County, Georgia and was incorporated as a bank under the laws of the State of Georgia in March 1997 and opened for business in October 1997. On November 30, 2002, HTB was acquired by the Company in a business combination accounted for as a purchase.

        HTB conducts business from its main office facility at 1849 Carrollton-Villa Rica Highway, Villa Rica, Georgia. HTB has branches in Villa Rica and Hiram, Georgia.

        HTB provides a full range of banking services to customers within its primary market areas of Carroll and Paulding Counties and surrounding counties. HTB offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. HTB also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machine and telephone banking.

Community Loan Company

        Community Loan Company ("CLC") was formed in 1995 as a consumer finance company. CLC operates eight offices located in the North Georgia cities of Woodstock, Rockmart, Rossville, Gainesville, Dalton, Rome, Dahlonega and Cartersville.

GB&T Bancshares, Inc. Statutory Trust I

        In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at the option of the Company on or after October 30, 2007. The sole assets of the grantor trust are the Subordinated Debentures of the Company (the Debentures). The Debentures have the same interest rate (5.1875%) as the trust preferred securities. The Company has the right to defer interest payments on the Debentures up to twenty consecutive quarterly periods (five years), so long as the Company is not in default under the subordinated debentures. See the notes to the consolidated financial statements for further information on the trust.

Market Area and Competition

        Our Banks compete with local as well as with regional financial institutions in all of our markets. In addition, the banks compete with credit unions and various other finance companies. The banking business continues to be competitive in the Hall, Gwinnett, Cobb, Polk, Paulding, Bartow and Carroll County markets. The banking industry continues to experience increased competition for deposits from brokerage firms and money market funds.

        As a whole, the banking industry in Georgia is highly competitive. We compete with institutions, some of which have much greater financial resources than our Banks, and which may be able to offer more services to their customers. In recent years, intense market demands, economic pressures, and increased customer awareness of products, services, and the availability of electronic services have forced banks to diversify their services and become more cost effective. Our Banks face strong competition in attracting and retaining deposits and loans.

        Direct competition for deposits comes from other commercial banks, savings banks, credit unions and issuers of securities such as shares in money market funds. Interest rates, convenience, products and services, and marketing are all significant factors in the competition for deposits.

        Competition for loans comes from other commercial banks, savings banks, insurance companies, consumer finance companies, credit unions and other institutional lenders. We compete for loan originations through interest rates, loan fees, efficiency in closing and handling of loans, and the overall quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.

        Management expects that competition will continue in the future due to statewide branching laws and the entry of additional bank and nonbank competitors.

Lending Activities

        We originate loans primarily secured by single family real estate, residential construction, owner-occupied commercial buildings, and other loans to small businesses and individuals. In addition, loans are made to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes. We also lend to residential contractors and developers in the Hall, Gwinnett, Cobb, Polk, Paulding, Bartow and Carroll County areas.

        In addition, GB&T originates loans to small businesses secured by real estate and other collateral, which loans are in part (up to 75% of each loan) guaranteed by the U.S. Small Business Administration.

        Our commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and often secured by mortgages on their personal residences.

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

        Risks associated with loans made by us include, but are not limited to, the real estate markets in Hall, Gwinnett, Cobb, Polk, Carroll, Bartow and Paulding Counties, fraud, deteriorating or non-existing collateral, general economic conditions, interest rate risk, and deteriorating borrower financial conditions.

        Our Boards of Directors establishes and periodically review the Banks' lending policies and procedures. State banking regulations provide that no secured loan relationship may exceed 25% of the Banks' statutory capital or net assets, as defined, and no unsecured loan relationship may exceed 15% of statutory capital, except in limited circumstances. Our Banks occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds the Banks' legal lending limits.

Deposits

        Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities. We obtain most of our deposits from individuals and businesses in our market areas. We do not solicit deposits by offering depositors rates of interest on certificates of deposit or money market accounts significantly above rates paid by other local competitors. A secondary source of funding is through advances from the Federal Home Loan Bank of Atlanta and other borrowings which enable us to borrow funds at rates and terms, which at times, are more beneficial to us.

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

        Our asset-liability mix is monitored on a periodic basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to each Bank Board of Directors on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on our earnings.

        We have grown from our initial capital base of $7 million to a total asset base of approximately $742 million. The continued growth in total assets and loans was generated almost exclusively from deposits obtained from our market areas. The loan portfolio of $543 million as of December 31, 2002 is comprised of commercial loans ($43 million), loans secured by real estate ($469 million), and consumer and other loans ($31 million).

Employees

        As of December 31, 2002, we had 312 full-time equivalent employees, of which 113 were employed by GB&T, 43 were employed by UB&T, 68 were employed by CTB, 24 were employed by CLC, 48 were employed by HTB, and 16 were employed by the Company. We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

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

        General.    The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the Financial Institutions Code of Georgia (the "FICG"), respectively.

        The Banks are state banks incorporated under the laws of Georgia and are subject to examination by the Georgia Department and the Federal Deposit Insurance Corporation ("FDIC"). The Banks deposits are insured by the FDIC to the maximum extent provided by law. The FDIC and the Georgia Department regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

        Acquisitions.    The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

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

        Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated three years.

        Activities.    The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act (the "GLB Act"), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

        Gramm-Leach-Bliley Act.    The GLB Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The GLB Act specifies certain activities that are deemed to be financial in nature, including underwriting and selling insurance, providing financial and investment advisory services, underwriting, dealing in, or making a market in securities, limited merchant banking activities, and any activity currently permitted for bank holding companies under Section 4(c)(8) of the BHC Act.

        To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file declaration with the Federal Reserve of its intention to become a financial holding company.

        The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the Securities and Exchange Commission and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator. As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

        Payment of Dividends.    The Company is a legal entity separate and distinct from its subsidiaries. Its principal source of cash flow is dividends from its subsidiary banks. There are statutory and regulatory limitations on the payment of dividends by the subsidiary banks to the Company, as well as by the Company to its shareholders.

        If, in the opinion of the federal banking agencies, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

        Capital Adequacy.    We are required to comply with the capital adequacy standards established by the federal banking agencies. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

        The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

        The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 1.0% to 2.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

        The Banks are subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

        Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

        The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

        Support of Subsidiary Institutions.    Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Banks. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        Prompt Corrective Action.    FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

        An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may test an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

        FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

        Safety and Soundness Standards.    The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

        Community Reinvestment Act.    Under the Community Reinvestment Act ("CRA") the Banks, as FDIC insured institutions, have a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. The Banks have received satisfactory ratings in its CRA examinations.

        Privacy.    The GLB Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit a financial institution from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to "opt out" of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. Compliance with the implementing regulations was mandatory effective July 1, 2001. The Banks implemented the required financial privacy provisions by July 1, 2001.

        Monetary Policy.    The earnings of the Banks are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The

Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

        USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001. The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws. The Patriot Act establishes regulations which, among others, set standards for identifying customers who open an account and promoting cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

        Georgia Fair Lending Act.    The Georgia Fair Lending Act (the "GFLA") became effective on October 1, 2002 and establishes a number of prohibitions for loans that are "covered" by the statute. Generally, a loan is "covered" by the GFLA if it has an annual interest rate that exceeds the prime rate or comparable yield on treasury securities by an amount specified by the statute or if its points and fees exceed a specified percentage of the total loan amount. The GFLA has a broad definition of points and fees. Any creditor who violates the GFLA may be liable to the borrower for actual damages; statutory damages equal to two times the interest paid under the loan; forfeiture of interest; punitive damages; costs; and/or reasonable attorney's fees. For any violation for which statutory damages may be awarded, the GFLA provides the borrower with a right of rescission.

        The GFLA is a controversial law because of provisions such as those creating potential liability for assignees and holders of "covered" loans. As a result, the GFLA was amended by the Georgia legislature in February 2003 in an effort to address a number of those provisions. In addition, there are issues concerning federal preemption of the GFLA pending. The Office of the Comptroller of the Currency (the "OCC") has begun the process of issuing a determination or order regarding the preemption of GFLA. If the OCC determines that federal law preempts the GFLA, then banks operating under a national charter will not be subject to the GFLA while banks operating under a state charter will be required to comply with the GFLA. Depending upon (i) the OCC's determination regarding preemption, and (ii) the amendments to the GFLA passed by the Georgia legislature, state-chartered banks could be at a competitive disadvantage to banks operating pursuant to national charters in certain segments of the lending market. We are monitoring developments in this area and, even though the Banks are state-chartered banks, we do not believe that we will be exposed to any significant competitive disadvantage as a result of GFLA.

ITEM 2.    PROPERTIES

        GB&T's main office is owned jointly by GB&T and Carter Family Properties. Carter Family Properties is controlled by Donald J. Carter, a director of the Company. The three-story building is located in downtown Gainesville at the intersection of Jesse Jewell Parkway and Race Street. GB&T occupies over 90% of the building, with remaining space presently leased to one tenant. GB&T's main office also has a drive-in automated teller machine.

        GB&T has four full-service and one limited service locations in Gainesville, Georgia, the first located in a leased shopping center facility at 2412 Old Cornelia Highway, in a small community just north of Gainesville, the second located in a leased shopping center facility at 475 Dawsonville Highway, the third located in a leased facility at 1403 Atlanta Highway, and the fourth in a building owned by GB&T located at 3640 Thompson Bridge Road, all of which have an automated teller machine. The limited service branch is located in a leased shopping center facility at 1210 Thompson Bridge Road and also has an automated teller machine.

        GB&T has two other branch banking facilities, one in Oakwood, Georgia and one in Buford, Georgia. Both branches are owned by GB&T and located in Hall County south of Gainesville. Both branches have automated teller machines.

        GB&T operates an automated teller machine in the hospital atrium at 675 White Sulphur Road in Gainesville, Georgia.

        UB&T's main office is located at 129 East Elm Street in Rockmart, Georgia. The main office is an office building owned by UB&T and contains approximately 8,000 square feet of finished space used for UB&T offices and operations. This office also has an automated teller machine.

        UB&T's Cedartown branch is an office building owned by UB&T and contains approximately 4,700 square feet of finished space. The branch also has an automated teller machine.

        UB&T's Cartersville branch is a leased facility at 2 N. Dixie Avenue, Cartersville, Georgia containing approximately 2,300 square feet.

        CTB's main office is located at 3844 Atlanta Highway in Hiram, Georgia. The main office is an office building owned by CTB and contains approximately 16,000 square feet of finished space. This office also has an automated teller machine.

        CTB's Dallas branch is an office building owned by CTB and contains approximately 4,000 square feet of space. The branch also has an automated teller machine.

        CTB leases space in shopping center facilities in Marietta and Kennesaw.

        CLC leases office space in the Georgia cities of Woodstock, Rockmart, Rossville, Gainesville, Dalton, Rome, Dahlonega and Cartersville.

        HTB's main office is located at 1849 Carrollton-Villa Rica Highway in Villa Rica, Georgia. The main office is an office building owned by HTB and contains approximately 13,000 square feet of space. This office also has an automated teller machine.

        HTB has a branch located at 435 W. Bankhead Highway in Villa Rica, Georgia. This building is owned by HTB and contains approximately 4,800 square feet of space. The branch has an automated teller machine. HTB also has a branch in Hiram, Georgia. The building is owned by HTB and contains approximately 6,000 square feet of space and an automated teller machine.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)
  Effective January 5, 1999, we began listing our stock on The NASDAQ Stock Market under the symbol "GBTB." The following table sets forth the high and low closing sale prices for our capital stock for the periods set forth below as reported on The NASDAQ Stock Market. The sales prices indicated reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Price
Calendar Period
	Low	High
2001
First Quarter	$14.88	$19.50
Second Quarter	15.00	19.25
Third Quarter	13.65	18.45
Fourth Quarter	14.00	17.00
2002
First Quarter	$13.40	$16.20
Second Quarter	15.25	18.75
Third Quarter	15.41	17.75
Fourth Quarter	15.95	18.90
  (b)
  As of March 19, 2003, there were approximately 2,056 holders of record of our capital stock.

  (c)
  We paid a cash dividend of $.34 and $.29 per share on our capital stock for the years ended December 31, 2002 and 2001, respectively. We anticipate continuing to pay a quarterly dividend in the future. Any declaration and payment of dividends will be based on our earnings, economic conditions, and the Board of Directors' evaluation of other relevant factors. Our ability to pay dividends will also be dependent on cash dividends paid to us by our Banks. The ability of our Banks to pay dividends to us is restricted by applicable regulatory requirements. See "Supervision and Regulation."

Equity Compensation Plan Information

        See "Item 12—Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Information" for disclosure regarding the Company's equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes. The year ended December 31, 2002 includes the acquisition of HTB which was accounted for as a purchase. See Results of Operations for further discussion on the acquisition of HTB.

	As of and For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Total Loans	$542,834	$418,656	$384,691	$324,355	$242,578
Total Deposits	580,248	426,758	401,302	345,252	299,978
Total Borrowings	91,012	70,169	64,299	48,460	9,099
Total Assets	741,972	547,596	512,488	439,697	346,906
Interest Income	38,956	42,349	41,794	32,701	27,606
Interest Expense	14,897	20,893	20,797	14,077	12,523
Net Interest Income	24,059	21,456	20,997	18,624	15,083
Provision for Loan Losses	845	1,306	1,149	1,896	1,006
Net Interest Income After Provision	23,214	20,150	19,848	16,728	14,077
Non-Interest Income	8,062	6,329	4,362	3,712	3,556
Non-Interest Expense	21,718	20,523	17,811	15,703	13,054
Income Before Income Taxes	9,558	5,956	6,399	4,737	4,579
Provision for Income Taxes	3,030	1,986	2,090	1,405	1,365
Net Income	6,528	3,970	4,309	3,332	3,214
Net Income Per Share:
Basic	1.36	.85	.93	.72	.76
Diluted	1.32	.82	.90	.69	.72
Cash Dividends Declared	..34	..29	..24	..20	..16
Book Value Per Share	11.35	9.45	8.72	7.82	7.51
Tangible Book Value Per Share	9.57	9.33	8.58	7.64	7.46
Weighted Average Shares:
Basic	4,813	4,676	4,640	4,601	4,257
Diluted	4,948	4,816	4,791	4,801	4,448

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

        During 2001, we completed our acquisition of Community Trust Financial Services Corporation which was accounted for as a pooling of interests. All prior financial information has been restated to reflect the combination as of the earliest period presented. Our discussion and analysis reflects the combined performance and financial position for the periods presented.

        During 2002, we completed our acquisition of HomeTown Bank of Villa Rica which was accounted for as a purchase. The results of operations related to HTB have been included since the date of acquisition.

Summary

        During 2002 and 2001, we continued to experience moderate internal growth in interest-earning and total assets which was funded by increases in deposits, borrowings, and the retention of net profits. During 2002, we experienced additional growth through the acquisition of HTB as explained below. We recorded net income of $6,528,000 and $3,970,000 for the years ended December 31, 2002 and 2001, respectively. Total equity at December 31, 2002 increased to $60,777,000 from $44,774,000, or $16,003,000 from December 31, 2001. The aforementioned acquisition of HTB accounted for $9,571,000 of this increase.

Balance Sheets

        Our total assets increased $194.4 million or 35.5% for the year ended December 31, 2002 compared to $35.1 million or 6.9% for the same period in 2001. The acquisition of HTB accounted for approximately $134.7 million of this increase. The increase in total assets for the year ended December 31, 2002, exclusive of HTB, consists primarily of an increase in interest-earning assets of $61.9 million or 12.2% compared to an increase of $32.2 million or 6.8% during the same period in 2001. The overall growth in 2002 and 2001 is consistent with management's plans. The competition for deposits plays an important role in the overall growth of the Company.

        Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans increased 29.7% or $124.2 million for the year ended December 31, 2002. Exclusive of HTB, which represented $91.2 million of this increase, total loans increased 7.9%. This increase is compared to an increase of 8.8% or $34.0 million during 2001. The economy in Gainesville, and Georgia as a whole, continues to grow despite the events of September 11, 2001. As of December 31, 2002, our loan-to-deposit ratio was 94% compared to 98% in 2001. At December 31, 2002 and 2001, we had total outstanding borrowings of $91.0 million and $70.2 million, respectively. These funds have been used to fund loan growth. The utilization of borrowings to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-funds ratio was 81% and 84% at December 31, 2002 and 2001, respectively.

        During 2002, total deposits grew by $153.5 million, or 36.0%. Exclusive of HTB, which accounted for $113.3 million of this increase, total deposits grew $40.2 million or 9.4% compared to an increase of $25.5 million or 6.3% in 2001. The increase in 2002, exclusive of HTB, consists primarily of an increase in interest-bearing deposits of $45.4 million or 12.2% compared to an increase of $20.4 million or 5.8% during 2001.

        The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan demand showed signs of declining slightly during the fourth quarter of 2000, and continued through 2001 and 2002. The events of September 11, 2001 have impacted our operations due to the continued cutting of interest rates. However, we have not realized significant losses to date in our loan portfolio which can be directly attributed to September 11, 2001.

        We attempt to reduce these economic and credit risks not only by adherence to our lending policy, which includes loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we periodically review our lending policies and procedures.

Liquidity and Capital Resources

        Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, we maintain relationships with correspondent banks which could provide funds on short notice. As of December 31, 2002, we had borrowed under Federal funds purchase lines and securities sold under repurchase agreements $11.5 million compared to $19.7 million as of December 31, 2001. These borrowings typically mature within one to four business days.

        The following table sets forth certain information about contractual cash obligations as of December 31, 2002.

	Payments Due after December 31, 2002
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$—	$—	$—	$—	$—
Federal Home Loan Bank advances	63,654	11,140	12,104	8,000	32,410

Total contractual cash obligations	$63,654	$11,140	$12,104	$8,000	$32,410

        The Company's operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of the Company's cash funds.

        At December 31, 2002, we had no binding commitments for capital expenditures.

        Our liquidity and capital resources are monitored on a periodic basis by management and state and Federal regulatory authorities. At December 31, 2002, our liquidity ratio was 22.34% which was above our target ratio of 20%. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2002, we had available borrowing capacity totaling approximately $55.5 million through various borrowing arrangements and available lines of credit. Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any events or trends likely to result in a material change in liquidity.

        At December 31, 2002, our capital to asset ratios were considered well-capitalized, with the exception of HTB, based on guidelines established by the regulatory authorities. Subsequent to December 31, 2002, the Company has injected sufficient capital into HTB to return HTB to well-capitalized status. At December 31, 2002, our total capital to risk weighted assets ratio was 12.58%, our Tier 1 capital to risk weighted assets ratio was 11.33%, and our Tier 1 capital to average assets ratio was 10.15%. During 2002, we increased our capital by retaining net earnings of $6.5 million. Also, the acquisition of HTB accounted for an increase in capital of $9.5 million.

        Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on its liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

        The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, approximately $3,105,000 of retained earnings were available for dividend declaration without regulatory approval.

Effects of Inflation

        The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. Through our asset-liability committees, we attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section in Item 1 of this report.

Results of Operations—For the Years Ended December 31, 2002, 2001 and 2000

        Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets increased to 4.39% in 2002 from 4.33% in 2001. This increase is attributable primarily to increases in volume. In 2002, the average yield on interest-earning assets decreased to 7.11% from 8.55% in 2001 while the average yield on interest-bearing liabilities decreased to 3.13% in 2002 from 4.85% in 2001. The overall change in the interest rate spread from 2001 to 2002 was an increase of 28 basis points. The increase in the net interest spread is a result of increases in volume, which is offset by continued decreases in rates. Total interest-earning assets increased by $52.4 million, to $547,662,000 at December 31, 2002 from the same period of 2001 while interest-bearing liabilities only increased by $45.5 million, to $476,646,000 for the same period.

        The net yield on average interest-earning assets decreased by 41 basis points to 4.33% from 4.74% for the year ended December 31, 2001 as compared to 2000. The decreased net yield in 2001 was primarily attributable to the continued decrease in interest rates in 2001. During 2001, the prime interest rate decreased 475 basis points.

        Net Interest Income.    Net interest income increased by $2,603,000 to $24.1 million in 2002, compared to an increase of $459,000 in 2001. The increase for both years continues to reflect the continued increase in interest-earning assets during 2002 and 2001. As shown in Table 1 and Table 2 included in this annual report, the change in net interest income is the result of the increases in net volume versus changes in net interest rates.

        Provision for Loan Loss.    Provisions for loan losses decreased by $461,000 during 2002 compared to an increase of $157,000 during 2001. The provision for loan losses is the charge to operations which management feels is necessary to fund the allowance for loan losses. This provision is based on the growth of the loan portfolio, the amount of historical net charge-offs incurred, consideration of peer group averages, and the general economy as well as the local economies. The allowance for loan loss was $7,538,000 or 1.39% of total loans at December 31, 2002 compared to $5,522,000 or 1.32% of total loans at December 31, 2001. We incurred net charge offs of $670,000, $883,000 and $268,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The percentage of net charge-offs to average loans outstanding was .15% and .22% for the years ended December 31, 2002 and 2001. The decrease in the provision for loan losses in 2002 was due to decreases at two subsidiaries based on positive trends in the loan portfolio and recoveries. The decrease in net charge-offs of $213,000 is primarily a result of recoveries during 2002 at two of the subsidiaries of $171,000 and $107,000. The consumer related charge-offs consist of many smaller balance loans while the real estate charge-offs consist of only a few larger balance loans. Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss. Consumer loans, however, may be secured by consumer goods and automobiles, or may be unsecured, and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonaccrual loans at December 31, 2002 was 136.9%, which was down significantly from 1167.4% in 2001. This decrease is due to nonaccrual loans increasing to $5,506,000 at December 31, 2002 from $473,000 at December 31, 2001. This increase in nonaccrual loans was primarily attributable to the acquisition of HTB whose nonaccrual loan balance at December 31, 2002 was $3,846,000. Currently, HTB's nonaccrual loan balance has decreased by approximately $2,678,000 representing loans which have been either brought current or brought to resolution. During the same period, other problem loans, including past due loans greater than 90 days past due, increased by $1,618,000 compared to a decrease of $563,000 in 2001. The increase in past due loans is primarily attributable to one loan at a bank subsidiary of $1,414,000. Based on management's evaluations, the allowance for loan losses is adequate to absorb potential losses on existing loans.

        Other Income.    Other income increased during 2002 by $1,733,000 compared to an increase of $1,967,000 in 2001. For the year ended December 31, 2002, the most significant portion of the net increase consisted of an increase of $189,000 in service charges on deposit accounts, an increase of $445,000 in mortgage origination fees and an increase in security transactions, net of $772,000. For the same period in 2001, service charges increased by $1,245,000 and mortgage origination fees increased by $611,000. The increase in service charges was related to growth in transaction accounts and new service charge income related to a new product. The increase in mortgage origination fees is directly related to the decrease in prime rate which also impacts the mortgage rates. In a decreasing rate environment, refinancing of mortgage loans has provided an excellent opportunity for us to generate other fee income.

        Other Expense.    Other expense increased $1,195,000 and $2,712,000 for the years ended December 31, 2002 and 2001, respectively. Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $1,197,000 and $1,219,000 for the years ended 2002 and 2001, respectively. The number of full-time equivalent employees increased by 79 from December of 2001 to December of 2002, 48 of which related to the acquisition of HTB. In addition to the additional salary expense related to new employees, we incurred increases due to increases in profit sharing contributions, health insurance costs, incentive compensation and normal salary increases for the years ended December 31, 2002 and 2001. The increase in salaries and employee benefits in 2001 is related to one-time expenses incurred for salary continuation benefits related to the acquisition of Community Trust Financial Services Corporation. Other operating expenses increased by $62,000 and $1,005,000, respectively, for the years ended December 31, 2002 and 2001. The increase in other operating expenses in 2001 included professional and merger related expenses of $618,678 which were recognized in other operating expenses due to the business combination of Community Trust Financial Services Corporation being accounted for as a pooling of interests.

        Income Tax Expense.    Income tax expense increased $1,044,000 to $3,030,000 in 2002 from $1,986,000 in 2001. The effective tax rate was 32% for the year ended December 31, 2002 and 33% for the year ended December 31, 2001.

        Net Income.    Net income increased by $2,558,000 for the year ended December 31, 2002, or by 64.43%. The decrease in net income for the same period in 2001 was $339,000, or 7.91%. The increase in net income in 2002 was the net of a combination of significant growth in interest-earning assets, moderate increases in other expenses, a decrease in provision for loan losses and increased non-interest income. The decrease in net income in 2001 is due to a decrease in growth rate of interest-earning assets, an overall decline in yields on interest-earning assets and one-time merger expenses recognized in connection with the aforementioned business combination.

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

Table 1—Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differentials

	Years Ended December 31,
	Average Balances(1)	2002 Income/ Expense	Yields/ Rates	Average Balances(1)	2001 Income/ Expense	Yields/ Rates	Average Balances(1)	2000 Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Taxable securities	73,123	3,869	5.29%	68,639	4,360	6.35%	65,110	4,232	6.50%
Nontaxable securities(5)	15,891	698	4.39	15,907	720	4.53	15,041	678	4.51
Federal funds sold	10,075	150	1.49	11,458	447	3.90	6,465	425	6.57
Interest-bearing deposits in banks	2,055	42	2.04	1,736	60	3.46	707	34	4.81
Loans(2)(4)	446,518	34,197	7.66	397,496	36,762	9.25	356,051	36,425	10.23

Total interest-earning assets	547,662	38,956	7.11%	495,236	42,349	8.55%	443,374	41,794	9.43%

Unrealized gains (losses) on securities	2,327			1,355			(1,471)
Allowance for loan losses	(5,779)			(5,498)			(3,232)
Cash and due from banks	14,639			14,107			13,530
Other assets	28,221			25,637			23,136

Total	587,070			530,837			475,337

Interest-bearing demand & savings	147,969	1,692	1.14	119,961	2,527	2.11	99,787	3,060	3.07
Time	251,887	9,763	3.88	248,906	14,958	6.01	220,938	13,976	6.33
Borrowings	76,790	3,442	4.48	62,283	3,408	5.47	64,389	3,761	5.84

Total interest-bearing liabilities	476,646	14,897	3.13%	431,150	20,893	4.85%	385,114	20,797	5.40%

Noninterest-bearing demand	56,913			50,462			47,047
Other liabilities	5,644			6,889			6,125
Stockholders' equity(3)	47,867			42,336			37,051

Total	587,070			530,837			475,337

Net interest income		24,059			21,456			20,997

Net interest spread			3.98%			3.70%			4.03%
Net yield on average interest-earning assets			4.39%			4.33%			4.74%

(1)
Average balances were determined using the daily average balances.
(2)
Average balances of loans include nonaccrual loans and are net of deferred interest and fees.
(3)
Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders' equity at $1,365,000, $844,000, and $(540,000) for 2002, 2001, and 2000, respectively.
(4)
Interest and fees on loans include $3,038,000, $2,916,000 and $2,390,000 of loan fee income for the years ended December 31, 2002, 2001 and 2000, respectively.
(5)
Yields on nontaxable securities are not presented on a tax-equivalent basis.

Table 2—Rate and Volume Analysis

        The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,
	2002 to 2001			2001 to 2000
	Rate	Increase (decrease) due to change in Volume	Net	Rate	Increase (decrease) due to change in Volume	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$(6,774)	$4,209	$(2,565)	$(3,676)	$4,013	$337
Interest on taxable securities	(762)	271	(491)	(99)	227	128
Interest on nontaxable securities	(21)	(1)	(22)	3	39	42
Interest on federal funds sold	(248)	(49)	(297)	(219)	241	22
Interest on interest-bearing deposits in other banks	(28)	10	(18)	(12)	38	26

Total interest income	(7,833)	4,440	(3,393)	(4,003)	4,558	555

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	(312)	(523)	(835)	(1,076)	543	(533)
Interest on time deposits	(1,591)	(3,604)	(5,195)	(730)	1,712	982
Interest on borrowings	5	29	34	(233)	(120)	(353)

Total interest expense	(1,898)	(4,098)	(5,996)	(2,039)	2,135	96

Net interest income	$(5,935)	$8,538	$2,603	$(1,964)	$2,423	$459

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

        At December 31, 2002 our cumulative one year interest rate sensitivity gap ratio was .90%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

        The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$8,205	$—	$—	$—	$8,205
Federal funds sold	25,170	—	—	—	25,170
Securities	19,302	26,101	44,367	14,058	103,828
Loans	284,996	44,710	104,477	108,651	542,834

Total interest earning assets	337,673	70,811	148,844	122,709	680,037

Interest-bearing liabilities:
Interest-bearing demand and savings	$215,588	$—	$—	$—	$215,588
Time deposits	60,189	147,980	90,987	8,709	307,865
Federal funds purchased and repurchase agreements	11,538	—	—	—	11,538
Other borrowings	8,960	8,500	34,014	28,000	79,474

Total interest-bearing liabilities	$296,275	$156,480	$125,001	$36,709	$614,465

Interest rate sensitivity gap	$41,398	$(85,669)	$23,843	$86,000	$65,572

Cumulative interest rate sensitivity gap	$41,398	$(44,271)	$(20,428)	$65,572

Interest rate sensitivity gap ratio	1.14%	..45%	1.19%	3.34%

Cumulative interest rate sensitivity gap ratio	1.14%	..90%	..96%	1.11%

        We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 61.2% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

SECURITIES PORTFOLIO

        The carrying value at the dates indicated of securities are as follows:

	December 31,
	2002	2001	2000
	(Dollars in Thousands)
U. S. Treasury and U. S. government agencies and corporations	$38,337	$28,857	$47,671
Mortgage-backed securities	47,069	36,835	14,224
State and municipal securities	16,774	16,590	16,213
Equity securities (1)	8,447	6,914	5,925

	$110,627	$89,196	$84,033

(1)
Other securities consist of Federal Home Loan Bank of Atlanta stock, The Bankers Bank stock, common stock of two de novo banks and corporate notes. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

        The amounts of debt securities as of December 31, 2002 are shown in the following table according to contractual maturities classified as; (1) one year or less; (2) after one year through five years; (3) after five years through ten years; and (4) after ten years.

	U. S. Treasury and Other U. S. Government Agencies and Corporations		Municipal Securities
	Amount	Yield (1)	Amount	Yield (1)(2)
	(Dollars in Thousands)
Maturity:
One year or less	$11,914	2.65%	$4,175	4.11%
After one year through five years	27,541	5.00	8,872	4.63
After five years through ten years	16,229	5.96	2,957	5.18
After ten years	34,385	5.91	770	5.43

	$90,069	5.21%	$16,774	4.64%

(1)
Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)
Yields on municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

        Loans by type of collateral are presented below:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Commercial	$43,011	$38,597	$37,159	$47,439	$31,973
Real estate—construction	120,922	99,473	68,951	66,658	42,268
Real estate—mortgage(1)	348,229	247,311	240,635	170,557	136,191
Consumer	29,630	29,286	33,207	34,389	30,416
Other	1,042	3,989	4,739	5,312	1,730

	542,834	418,656	384,691	324,355	242,578
Less allowance for loan losses	(7,538)	(5,522)	(5,099)	(4,233)	(3,068)

Net loans	$535,296	$413,134	$379,592	$320,122	$239,510

(1)
Real estate-mortgage loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

        Total loans as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$25,968
After one through five years	17,014
After five years	29

43,011

Construction
One year or less	86,534
After one through five years	27,618
After five years	6,770

120,922

Other
One year or less	94,078
After one through five years	244,194
After five years	40,629

378,901

$542,834

        The following table summarizes loans at December 31, 2002 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$210,890
Floating or adjustable interest rates	125,364

$336,254

Risk Elements

        The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$5,506	$473	$1,602	$589	$772
Loans contractually past due 90 days or more to interest or principal payments and still accruing	1,814	196	773	906	876
Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	12	14	—	—	—
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

        The reduction in interest income associated with nonaccrual loans as of December 31, 2002 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$203

Interest income that was recorded on nonaccrual loans	$131

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

Commitments and Lines of Credit

        We will, in the normal course of business, commit to extend credit in the form of letters of credit, lines of credit, and credit cards. The amount of outstanding loan commitments at December 31, 2002 and 2001 was $108.7 million and $79.6 million, respectively. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. We use the same credit and collateral policies for these off balance sheet commitments as we do for financial instruments that are recorded in the financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Average amount of loans outstanding	$446,518	$397,496	$356,051	$282,277	$214,852

Balance of allowance for loan losses at beginning of year	$5,522	$5,099	$4,233	$3,068	$2,575

Loans charged off:
Real estate	(190)	(211)	(22)	(23)	(99)
Commercial	(77)	(78)	(68)	(42)	(171)
Installment	(799)	(801)	(481)	(861)	(319)
Credit cards	(28)	(28)	(11)	(8)	(6)

	(1,094)	(1,118)	(582)	(934)	(595)

Recoveries of loans previously charged off:
Real estate	175	21	131	—	9
Commercial	2	8	37	25	21
Installment	246	192	146	96	52
Credit cards	1	14	—	5	—

	424	235	314	126	82

Net loans charged off during the year	(670)	(883)	(268)	(808)	(513)

Allowance for loan losses acquired (sold)	1,841	—	(15)	77	—

Additions to allowance charged to expense during year	845	1,306	1,149	1,896	1,006

Balance of allowance for loan losses at end of year	$7,538	$5,522	$5,099	$4,233	$3,068

Ratio of net loans charged off during the year to average loans outstanding	0.15%	0.22%	0.08%	0.29%	0.24%

        The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$573	7.92%	$418	9.21%	$373	9.66%	$307	14.63%	$263	13.18%
Real estate-construction	942	22.28	690	23.76	574	17.92	471	20.55	392	17.42
Real estate-mortgage	4,485	64.15	3,287	59.13	2,787	62.55	2,450	52.58	1,785	56.14
Consumer and other	1,538	5.65	1,127	7.90	1,365	9.87	1,005	12.24	628	13.26

Total allowance	$7,538	100.00%	$5,522	100.00%	$5,099	100.00%	$4,233	100.00%	$3,068	100.00%

Allowance for Loan Losses

        The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. This analysis includes consideration of historical performance, current economic conditions, level of nonperforming loans, loan concentrations, and review of certain individual loans.

        Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowances for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Our allowance for loan losses was approximately $7,538,000 at December 31, 2002, representing 1.39% of total loans, compared with $5,522,000 at December 31, 2001, which represented 1.32% of total loans.

DEPOSITS

        Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below.(1)

	Year Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$56,913	—%	$50,462	—%	$47,047	—%
Interest-bearing demand and Savings deposits	147,968	1.14	119,961	2.11	99,787	3.07
Time deposits	251,887	3.88	248,906	6.01	220,938	6.33

Total deposits	$456,768		$419,329		$367,772

(1)
Average balances were determined using the daily average balances.

        The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through 12 months, and (3) over 12 months.

(Dollars in Thousands)
Three months or less	$21,680
Over three through 12 months	45,228
Over 12 months	28,499

Total	$95,407

RETURN ON EQUITY AND ASSETS

        The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2002	2001	2000
Return on assets(1)	1.11%	.75%	.91%
Return on equity(2)	13.64	9.38	11.63
Dividend payout ratio(3)	25.76	35.37	26.67
Equity to assets ratio (4)	8.15	7.98	7.79

(1)
Net income divided by average total assets.
(2)
Net income divided by average equity.
(3)
Dividends declared per share divided by diluted earnings per share.
(4)
Average equity divided by average total assets.

SHORT TERM BORROWINGS

Other Borrowings

        As part of our operating strategy, we have utilized Federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing Federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which have no stated maturities, except for certificates of deposit, which are interest rate sensitive and which are subject to withdrawal from us at any time. At December 31, 2002, we had $11,538,000 in outstanding Federal funds purchased and securities sold under repurchase agreements.

        The following table sets forth certain information regarding Federal funds purchased and securities sold under repurchase agreements at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Average balance outstanding	$14,695	$12,785	$19,115
Maximum amount outstanding at any month-end during the year	26,160	19,707	22,018
Balance outstanding at end of year	11,538	19,707	17,132
Weighted average interest rate during year	2.16%	3.44%	5.90%
Weighted average interest rate at end of year	1.69%	1.74%	6.08%

Critical Accounting Policies

        The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

        The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated Balance Sheets—December 31, 2002 and 2001.

  Consolidated Statements of Income—Three Years Ended December 31, 2002, 2001, and 2000.

  Consolidated Statements of Comprehensive Income—Three Years Ended December 31, 2002, 2001, and 2000.

  Consolidated Statements of Stockholders' Equity—Three Years Ended December 31, 2002, 2001, and 2000.

  Consolidated Statements of Cash Flows—Three Years Ended December 31, 2002, 2001, and 2000.

  Notes to Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the caption "Election of Directors" and "Executive Officers" in the definitive Proxy Statement filed in connection with our 2003 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the definitive Proxy Statement filed in connection with our 2003 Annual Shareholders meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement filed in connection with our 2003 Annual Shareholders meeting is incorporated herein by reference.

Equity Compensation Plan Information

        The following table gives information about shares of the Company's common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders(1)	446,630	$11.63	253,370
Equity compensation plans not approved by security holders(2)	—	—	—

Total	446,630	N/A	253,370

(1)
GB&T Bancshares 1997 Stock Incentive Plan

(2)
N/A

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" in the definitive Proxy Statement filed in connection with our 2003 Annual Shareholders meeting is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Within 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our President and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our President and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8K

        (a)    Contents:

    1.
    Consolidated financial statements:

    (a)
    G B & T Bancshares, Inc. and Subsidiaries:

    (i)
    Consolidated Balance Sheets—December 31, 2002 and 2001

    (ii)
    Consolidated Statements of Income—Three Years Ended December 31, 2002, 2001, and 2000

    (iii)
    Consolidated Statements of Comprehensive Income—Three Years Ended December 31, 2002, 2001, and 2000

    (iv)
    Consolidated Statements of Stockholders' Equity—Three Years Ended December 31, 2002, 2001, and 2000

    (v)
    Consolidated Statements of Cash Flows—Three Years Ended December 31, 2002, 2001, and 2000

    (vi)
    Notes to Consolidated Financial Statements

    2.
    Financial statement schedules:

      All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

        (b)    Reports of Form 8-K:

    On December 10, 2002, we filed a current report on Form 8-K under Item 5 to report the Company's acquisition of HomeTown Bank of Villa Rica.

        (c)    Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, Registration No. 333-64197).
3.2	Articles of Amendment of the Registrant, dated July 8, 1998 (incorporated herein by reference from the Company's Registration Statement on Form S-3, Registration No. 333-64197)
3.3	Articles of Amendment of the Registrant, dated effective June 30, 2002 (incorporated herein by reference from the Company's Registration Statement on Form S-4, Registration No. 333-99461)
3.4	By-Laws of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, Registration No. 333-64197).
4.1	See Exhibits 3.1 and 3.2 herein for provisions of the Registrant's Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.
10.1	Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registration's Registration Statement on Form S-3, Registration No. 333-64197).

10.2
Agreement and Plan of Reorganization by and between GB&T Bancshares, Inc. and Community Trust Financial Services Corporation, dated as of March 16, 2001 (incorporated herein by reference from GB&T's Registration Statement on Form S-4, Registration No. 333-59532).
10.3
Agreement and Plan of Reorganization by and between GB&T Bancshares, Inc. and Home Town Bank of Villa Rica, dated as of June 13, 2002 and amended on September 30, 2002 (incorporated by reference from GB&T's Registration Statement on Form S-4, Registration No. 333-99461).
10.4	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of December 30, 2002.
10.5	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of December 30, 2002.
10.6	GB&T Bancshares, Inc. Stock Option Plan of 1997.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Mauldin & Jenkins, LLC.
24.1	Power of Attorney (included on the signatures page hereto).
99.1	Opinion of Porter Keadle Moore, LLP

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.
Dated: March 31, 2003	By:	/s/ RICHARD A. HUNT Richard A. Hunt, President and CEO

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Hunt and Samuel L. Oliver, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

GB&T BANCSHARES, INC.

By:	/s/ RICHARD A. HUNT Richard A. Hunt, President, Chief Executive Officer and Director	DATE March 31, 2003
By:	/s/ GREGORY L. HAMBY Gregory L. Hamby, Executive Vice President and Chief Financial Officer	DATE March 31, 2003
By:	/s/ PHILIP A. WILHEIT Philip A. Wilheit, Chairman and Director	DATE March 31, 2003
By:	/s/ SAMUEL L. OLIVER Samuel L. Oliver, Vice Chairman and Director	DATE March 31, 2003
By:	/s/ ALAN A. WAYNE Alan A. Wayne, Secretary and Director	DATE March 31, 2003

By:	/s/ LARRY B. BOGGS Larry B. Boggs, Director	DATE March 31, 2003
By:	/s/ DONALD J. CARTER Donald J. Carter, Director	DATE March 31, 2003
By:	/s/ JOHN W. DARDEN John W. Darden, Director	DATE March 31, 2003
By:	/s/ WILLIAM A. FOSTER, III William A. Foster, III, Director	DATE March 31, 2003
By:	/s/ BENNIE E. HEWETT Bennie E. Hewett, Director	DATE March 31, 2003
By:	/s/ JAMES L. LESTER James L. Lester, Director	DATE March 31, 2003
By:	/s/ JOHN E. MANSFIELD, SR. John E. Mansfield, Sr., Director	DATE March 31, 2003
DATE March 31, 2003

CERTIFICATIONS

I, Richard A. Hunt, certify that:

1.
I have reviewed this annual report on Form 10-K of GB&T Bancshares, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
	By:	/s/ RICHARD A. HUNT Richard A. Hunt, President and CEO

CERTIFICATIONS

I, Gregory L. Hamby, certify that:

1.
I have reviewed this annual report on Form 10-K of GB&T Bancshares, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
	By:	/s/ GREGORY L. HAMBY Gregory L. Hamby, EVP and CFO

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2002

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2002

TABLE OF CONTENTS

Page
INDEPENDENT AUDITOR'S REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of income	3
Consolidated statements of comprehensive income	4
Consolidated statements of stockholders' equity	5
Consolidated statements of cash flows	6 and 7
Notes to consolidated financial statements	8-32

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
GB&T Bancshares, Inc. and Subsidiaries
Gainesville, Georgia

        We have audited the accompanying consolidated balance sheets of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2000 financial statements of Community Trust Financial Services Corporation and subsidiaries, a company which was pooled with GB&T Bancshares, Inc. in 2001, as explained in Note 2 to the consolidated financial statements, which statements are included in the restated 2000 statements of income, comprehensive income, stockholders' equity and cash flows and reflect revenues constituting 25% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion for 2000 insofar as it relates to the amounts included for Community Trust Financial Services Corporation, is based solely upon the report of the other auditors.

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

        In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
January 24, 2003

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(Dollars in thousands)

	2002	2001
Assets
Cash and due from banks	$18,113	$18,097
Interest-bearing deposits in banks	8,205	1,087
Federal funds sold	25,170	24
Securities available-for-sale	106,843	86,204
Restricted equity securities	3,784	2,992
Loans	542,834	418,656
Less allowance for loan losses	7,538	5,522

Loans, net	535,296	413,134

Premises and equipment	20,774	14,807
Goodwill and intangible assets	9,522	566
Other assets	14,265	10,685

Total assets	$741,972	$547,596

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$56,795	$54,393
Interest-bearing	523,453	372,365

Total deposits	580,248	426,758
Federal funds purchased and securities sold under repurchase agreements	11,538	19,707
Other borrowings	64,474	50,462
Other liabilities	9,935	5,895
Company guaranteed trust preferred securities	15,000	—

Total liabilities	681,195	502,822

Commitments and contingencies
Stockholders' equity
Capital stock, no par value; 20,000,000 shares authorized, 5,356,946 shares issued and outstanding at December 31, 2002	35,658	—
Common stock, par value $5; 20,000,000 shares authorized, 4,739,139 shares issued and outstanding at December 31, 2001	—	23,696
Capital surplus	—	1,894
Retained earnings	23,130	18,198
Accumulated other comprehensive income	1,989	986

Total stockholders' equity	60,777	44,774

Total liabilities and stockholders' equity	$741,972	$547,596

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands, except per share amounts)

	2002	2001	2000
Interest income
Loans, including fees	$34,197	$36,762	$36,425
Taxable securities	3,869	4,360	4,232
Nontaxable securities	698	720	679
Federal funds sold	150	447	424
Deposits in banks	42	60	34

Total interest income	38,956	42,349	41,794

Interest expense
Deposits	11,455	17,485	17,036
Federal funds purchased, securities sold under repurchase agreements and other borrowings	3,442	3,408	3,761

Total interest expense	14,897	20,893	20,797

Net interest income	24,059	21,456	20,997
Provision for loan losses	845	1,306	1,149

Net interest income after provision for loan losses	23,214	20,150	19,848

Other income
Service charges on deposit accounts	3,660	3,471	2,226
Other service charges and fees	1,147	925	817
Security transactions, net	806	34	130
Mortgage origination fees	1,507	1,062	451
Gain on sale of loans	72	185	53
Trust fees	221	127	123
Equity in loss of unconsolidated subsidiary	(9)	(146)	(149)
Other operating income	658	671	711

Total other income	8,062	6,329	4,362

Other expenses
Salaries and employee benefits	12,612	11,415	10,196
Occupancy expenses	3,290	3,354	2,866
Other operating expenses	5,816	5,754	4,749

Total other expenses	21,718	20,523	17,811

Income before income taxes	9,558	5,956	6,399
Income tax expense	3,030	1,986	2,090

Net income	$6,528	$3,970	$4,309

Basic earnings per share	$1.36	$0.85	$0.93

Diluted earnings per share	$1.32	$0.82	$0.90

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands)

	2002	2001	2000
Net income	$6,528	$3,970	$4,309

Other comprehensive income (loss):
Unrealized holding gains arising during period, net of tax of $735, $548 and $563, respectively	1,503	895	929
Reclassification adjustment for (gains) losses realized in net income, net of (taxes) benefits of $(306), $(13) and $49, respectively	(500)	(21)	81

Other comprehensive income	1,003	874	1,010

Comprehensive income	$7,531	$4,844	$5,319

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Amounts in thousands)

		Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Shares		Capital Stock	Capital Surplus	Retained Earnings		Total Stockholders' Equity
		Par Value
Balance, December 31, 1999	4,637	$23,187	$—	$1,585	$12,406	$(898)	$36,280
Net income	—	—	—	—	4,309	—	4,309
Options exercised, net of repurchases	14	70	—	(13)	—	—	57
Tax benefit of nonqualified stock options	—	—	—	33	—	—	33
Payment for fractional shares in connection with UB&T Financial Services Corp business combination	—	(2)	—	(4)	—	—	(6)
Dividends declared, $.24 per share	—	—	—	—	(1,129)	—	(1,129)
Other comprehensive income	—	—	—	—	—	1,010	1,010

Balance, December 31, 2000	4,651	23,255	—	1,601	15,586	112	40,554
Net income	—	—	—	—	3,970	—	3,970
Options exercised	88	442	—	99	—	—	541
Payment for fractional shares in connection with Community Trust Financial Services Corporation business combination	—	(1)	—	(4)	—	—	(5)
Tax benefit of nonqualified stock options	—	—	—	198	—	—	198
Dividends declared, $.29 per share	—	—	—	—	(1,358)	—	(1,358)
Other comprehensive income	—	—	—	—	—	874	874

Balance, December 31, 2001	4,739	23,696	—	1,894	18,198	986	44,774
Net income	—	—	—	—	6,528	—	6,528
Options exercised	55	111	312	18	—	—	441
Purchase of Home Town Bank of Villa Rica	563	—	9,571	—	—	—	9,571
Tax benefit of nonqualified stock options	—	—	56	—	—	—	56
Reclassification of stock to no par stock	—	(23,807)	25,719	(1,912)	—	—	—
Dividends declared, $.34 per share	—	—	—	—	(1,596)	—	(1,596)
Other comprehensive income	—	—	—	—	—	1,003	1,003

Balance, December 31, 2002	5,357	$—	$35,658	$—	$23,130	$1,989	$60,777

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in thousands)

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$6,528	$3,970	$4,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,645	1,542	1,354
Provision for loan losses	845	1,306	1,149
Provision for losses on other real estate owned	—	100	—
Equity in loss of unconsolidated subsidiary	9	146	149
(Gain) loss on sale of securities	(806)	(34)	(130)
Loss on sale of other real estate owned	106	(26)	(10)
Gain on sale of loans	(72)	(185)	(53)
(Gain) loss on disposal of premises and equipment	82	(3)	(16)
Deferred income taxes	246	(324)	(314)
(Increase) decrease in interest receivable	124	747	(968)
Increase (decrease) in interest payable	(1,421)	(915)	1,271
Increase in cash surrender value of life insurance	(445)	(219)	(103)
Net other operating activities	2,570	1,150	(59)

Net cash provided by operating activities	9,411	7,255	6,579

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(830)	(763)	1,187
Purchases of securities available-for-sale	(49,825)	(48,650)	(18,030)
Purchases of restricted equity securities	(471)	(150)	(210)
Proceeds from sale of restricted equity securities	—	—	396
Proceeds from maturities of securities available-for-sale	30,891	41,760	9,072
Proceeds from sales of securities available-for-sale	9,630	3,313	2,970
Net (increase) decrease in federal funds sold	(17,089)	7,699	(601)
Net increase in loans	(33,594)	(36,853)	(61,283)
Net cash acquired in business combination	176	—	—
Purchase of premises and equipment	(2,880)	(3,060)	(3,513)
Disposals of premises and equipment	—	84	74
Purchase of cash value life insurance policies	—	—	(1,650)
Proceeds from sale of other real estate owned	1,413	626	615
Proceeds from sale of loans	—	—	551

Net cash used in investing activities	(62,579)	(35,994)	(70,422)

FINANCING ACTIVITIES
Net increase in deposits	40,162	25,456	56,049
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(8,169)	2,575	(718)
Net increase in other borrowings	7,346	3,296	11,663
Proceeds from issuance of trust preferred securities	15,000	—	—
Proceeds from issuance of common stock	441	540	57
Dividends paid	(1,596)	(1,358)	(1,129)
Payment for fractional shares	—	(5)	(6)

Net cash provided by financing activities	53,184	30,504	65,916

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

	2002	2001	2000
Net increase (decrease) in cash and due from banks	$16	$1,765	$2,073
Cash and due from banks at beginning of year	18,097	16,332	14,259

Cash and due from banks at end of year	$18,113	$18,097	$16,332

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$16,318	$21,808	$19,526
Income taxes	$3,150	$1,804	$2,212
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$70	$2,051	$328
Financed sales of other real estate owned	$161	$46	$—
Tax benefits of nonqualified stock options	$56	$198	$33
ACQUISITION OF SUBSIDIARY
Capital stock issued	$9,571	$—	$—
Assets acquired (liabilities assumed)
Cash and due from banks, net of cash paid	$176
Interest-bearing deposits in banks	6,288
Federal funds sold	8,057
Securities available-for-sale	10,217
Restricted equity securities	321
Loans, net	89,322
Premises and equipment	4,658
Goodwill	7,822
Core deposit intangible	1,142
Other assets	1,830
Deposits	(113,328)
Other borrowings	(6,666)
Other liabilities	(268)

	$9,571

See Notes to Consolidated Financial Statements

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        GB&T Bancshares, Inc. (the "Company") is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, and HomeTown Bank of Villa Rica (the "Banks"). Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and four branches located in Gainesville, one branch located in Oakwood, Georgia and one branch located in Buford, Georgia. United Bank & Trust is located in Rockmart, Polk County, Georgia with a branch in Cedartown, Georgia and a branch in Cartersville, Georgia. Community Trust Bank is located in Hiram, Paulding County, Georgia with one branch in Dallas, Georgia, one branch in Marietta, Georgia, and one branch in Kennesaw, Georgia. HomeTown Bank of Villa Rica is located in Villa Rica, Carroll County, Georgia with the main office and one additional branch in Villa Rica and one branch in Hiram, Georgia. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall, Polk, Paulding, and Carroll Counties, respectively, and the surrounding counties.

        The consolidated financial statements also include the Company's wholly-owned subsidiary, Community Loan Company ("CLC"). CLC was incorporated in 1995 for the purpose of acquiring and operating existing consumer finance companies under the direction of the Company. The operations of CLC, located in the Georgia cities of Rockmart, Rossville, Gainesville, Woodstock, Cartersville, Dahlonega, Dalton and Rome, are funded principally through a line of credit arrangement with another financial institution.

        The Company sold its 49% interest in Cash Transactions, L.L.C. ("CashTrans"), a company that sells, leases and services automated teller machines, as of January 31, 2002. The investment had been accounted for using the equity method of accounting.

Basis of Presentation and Accounting Estimates

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

Cash, Due from Banks and Cash Flows

        For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements, deposits and other borrowings are reported net.

        The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $7,556,000 at December 31, 2002.

Securities

        Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

        Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

        Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued on the unpaid balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

        The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

        The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

        The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

        A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Premises and Equipment

        Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives for premises and equipment are:

Buildings and improvements	20-40 years
Furniture and equipment	3-10 years

Other Real Estate Owned

        Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2002 and 2001 was $890,713 and $1,522,874, respectively.

Income Taxes

        Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Profit-Sharing Plan

        Profit-sharing plan costs are based on a percentage of individual employee's salary, not to exceed the amount that can be deducted for federal income tax purposes. The Banks make matching contributions up to 100% of the first 6% of each participant's salary contribution based on the individual Bank's performance.

Stock Compensation Plans

        At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related

Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net income, as reported	$6,528	$3,970	$4,309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	84	222	82

Pro forma net income	$6,444	$3,748	$4,227

Earnings per share:
Basic—as reported	$1.36	$.85	$.93

Basic—pro forma	$1.34	$.80	$.91

Diluted—as reported	$1.32	$.82	$.90

Diluted—pro forma	$1.30	$.78	$.88

Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares. Potential capital shares consist of stock options.

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

Accounting Standards

        In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142. Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted by the pooling-of-interests method in accordance with APB Opinion No. 16, Business Combinations. Under SFAS No. 142, goodwill and intangible assets that management concludes have indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. SFAS No. 142 also requires the Company to perform a transitional impairment test of all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units. Other identifiable intangible assets will continue to be amortized over their useful lives.

        During 2002, the Company performed the first of the required annual impairment tests of goodwill and indefinite lived intangible assets. As a result of this test, no amount was charged to earnings for impairment in 2002. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase of $108,000 ($.02 per basic share and $.02 per diluted share) in net income for 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTE 2. BUSINESS COMBINATIONS

        On November 30, 2002, the Company completed the merger of HomeTown Bank of Villa Rica. The Company issued 562,994 shares of its capital stock and approximately $4,819,000 in cash in exchange for all of the issued and outstanding common shares of HomeTown Bank of Villa Rica. The acquisition has been accounted for as a purchase resulting in goodwill of approximately $7,822,000. HomeTown Bank of Villa Rica's results of operations from December 1, 2002 are included in the consolidated results of operations for the year ended December 31, 2002.

        On June 30, 2001, the Company effected a business combination with Community Trust Financial Services Corporation ("CTF") by exchanging 1,890,662 shares of its common stock for all of the common stock of CTF. The combination has been accounted for as a pooling of interests and, accordingly, all prior periods financial statements have been restated to include CTF.

NOTE 3. SECURITIES

        The amortized cost and fair value of securities available-for-sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2002:
U. S. Government and agency securities	$37,545	$798	$(6)	$38,337
State and municipal securities	15,893	882	(1)	16,774
Mortgage-backed securities	45,928	1,141	—	47,069
Equity securities	1,612	—	—	1,612
Corporate bonds	2,850	201	—	3,051

	$103,828	$3,022	$(7)	$106,843

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2001:
U. S. Government and agency securities	$28,089	$773	$(4)	$28,858
State and municipal securities	16,148	450	(8)	16,590
Mortgage-backed securities	36,524	368	(57)	36,835
Equity securities	2,095	—	—	2,095
Corporate bonds	1,765	67	(6)	1,826

	$84,621	$1,658	$(75)	$86,204

        The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$16,025	$16,079
Due from one to five years	29,135	30,423
Due from five to ten years	11,164	11,637
Due after ten years	1,576	1,635
Mortgage-backed securities	45,928	47,069

	$103,828	$106,843

        Securities with an approximate carrying value of $45,791,000 and $39,160,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

        Gains and losses on sales of securities available-for-sale consist of the following:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Gross gains	$816	$48	$155
Gross losses	(10)	(14)	(25)

Net realized gains	$806	$34	$130

NOTE 4. LOANS

        The composition of loans is summarized as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Commercial, financial and agricultural	$43,011	$38,597
Real estate—construction	120,922	99,473
Real estate—mortgage	348,548	247,825
Consumer	29,630	29,286
Other	1,042	3,989

	543,153	419,170
Unearned income	(319)	(514)
Allowance for loan losses	(7,538)	(5,522)

Loans, net	$535,296	$413,134

        Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$5,522	$5,099	$4,232
Provision for loan losses	845	1,306	1,149
Loans charged off	(1,094)	(1,118)	(581)
Recoveries of loans previously charged off	424	235	314
Allowance for loan losses sold	—	—	(15)
Allowance for loan losses related to acquired loans	1,841	—	—

Balance, end of year	$7,538	$5,522	$5,099

        The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Impaired loans without a valuation allowance	$—	$190	$21
Impaired loans with a valuation allowance	6,028	327	1,603

Total impaired loans	$6,028	$517	$1,624

Valuation allowance related to impaired loans	$1,017	$49	$185

Average investment in impaired loans	$5,142	$1,224	$944

Interest income recognized on impaired loans	$131	$14	$130

Nonaccrual loans	$5,506	$473	$1,602

Loans past due ninety days or more and still accruing interest	$1,814	$196	$773

        In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 are as follows:

(Dollars in thousands)
Balance, beginning of year	$7,689
Advances	11,420
Repayments	(9,358)
Change in directors	2,701

Balance, end of year	$12,452

NOTE 5. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Land	$4,103	$3,485
Land improvements	564	104
Buildings	11,566	7,096
Leasehold improvements	2,630	2,837
Furniture and equipment	10,380	9,606
Automobiles	249	—
Construction in progress	259	483

	29,751	23,611
Accumulated depreciation	(8,977)	(8,804)

	$20,774	$14,807

        Depreciation expense was $1,489,000, $1,477,000 and $1,206,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, the Company's 50% interest in the Gainesville Bank & Trust main office banking facility with a total carrying value (including land) of $1,775,000 was pledged to a subsidiary bank to secure a $660,885 borrowing of a director who is the owner of the remaining 50% interest in the building.

        At December 31, 2002, construction in process consisted of computer equipment not yet in service. There are no significant amounts remaining to be incurred in completion of the project. At December 31, 2001, computer installation and construction in progress consisted of costs incurred in constructing a new branch and a software upgrade.

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

        Rental expense under all operating leases amounted to $697,000, $708,000 and $651,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum lease payments on noncancelable operating leases are summarized as follows:

(Dollars in thousands)
2003	$655
2004	646
2005	228
2006	170
2007	130
Thereafter	107

$1,936

NOTE 6. INTANGIBLE ASSETS

        Following is a summary of information related to acquired intangible assets:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets
Core deposit premiums	$1,142	$8	$—	$—

Total	$1,142	$8	$—	$—

Unamortized intangible assets
Goodwill	$8,388		$566

        The aggregate amortization expense was $8,000, $65,000 and $69,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2003	$98
2004	98
2005	98
2006	98
2007	98

        There were no changes in the carrying amount of goodwill during the year ended December 31, 2002.

        Following is a summary of net income and earnings per share that would have been reported exclusive of amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized.

	Years Ended December 31,
	2002	2001	2000
Reported net income	$6,528	$3,970	$4,309
Goodwill amortization	—	65	69

Adjusted net income	$6,528	$4,035	$4,378

Basic earnings per share:
Reported net income	$1.36	$0.85	$0.93
Goodwill amortization	—	.01	.01

Adjusted net income	$1.36	$0.86	$0.94

Diluted earnings per share:
Reported net income	$1.32	$0.82	$0.90
Goodwill amortization	—	.01	.01

Adjusted net income	$1.32	$0.83	$0.91

NOTE 7. DEPOSITS

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was approximately $95,407,000 and $57,661,000 respectively. The scheduled maturities of time deposits at December 31, 2002 are as follows:

(Dollars in thousands)
2003	$226,836
2004	51,458
2005	12,031
2006	4,716
2007	12,824

$307,865

NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The

Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2002 and 2001 were $10,173,000 and $10,664,000, respectively.

NOTE 9. OTHER BORROWINGS

        Other borrowings consist of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
FHLB advances, interest payable at fixed rates ranging from 1.97% to 6.48%, advances mature at various maturity dates from February 24, 2003 through January 5, 2011.	$56,654	$35,551
FHLB advances, interest payable at variable rates from LIBOR minus .23% to LIBOR flat rate, advances mature at various maturity dates from February 18, 2003 to April 22, 2004.	7,000	12,000
Line of credit with bank with interest due quarterly at prime less 1.0% or 3.75% at December 31, 2001.	—	1,875
Line of credit with bank with interest due quarterly at prime less .75% or 4.00% at December 31, 2001.	—	180
Treasury, tax and loan note option account due on demand, bearing interest equal to the 90 day Treasury bill rate.	820	856

	$64,474	$50,462

        Contractual maturities of other borrowings as of December 31, 2002 are as follows:

(Dollars in thousands)
2003	$11,960
2004	12,104
2005	8,000
2006	—
2007	12,500
Thereafter	19,910

$64,474

        The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgage and commercial loans of approximately $72,131,000, available-for-sale securities of approximately $8,628,000 and Federal Home Loan Bank stock of $3,174,000.

NOTE 10. TRUST PREFERRED

        In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at the option of the Company on or after October 30, 2007. The sole assets of the grantor trust are the Subordinated Debentures of the Company (the Debentures). The Debentures have the same interest rate (5.1875%) as the trust preferred securities. The Company has the right to defer interest payments on the Debentures up to twenty consecutive quarterly periods (five years), so long as the Company is not in default under the subordinated debentures. Interest compounds during the deferral period. No deferral period may extend beyond the maturity date.

        The preferred securities are subject to redemption, in whole or in part, upon repayment of the subordinated debentures at maturity on October 30, 2032 or their earlier redemption. The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after October 30, 2007, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.

        The Company has guaranteed the payment of all distributions the Trust is obligated to make, but only to the extent the Trust has sufficient funds to satisfy those payments. The Company and the Trust believe that, taken together, the obligations of the Company under the Guarantee Agreement, the Trust Agreement, the Subordinated Debentures, and the Indenture provide, in the aggregate, a full, irrevocable and unconditional guarantee of all of the obligations of the Trust under the Preferred Securities on a subordinated basis.

        The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank and financial holding companies. In calculating the amount of Tier l qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities). Such Tier 1 capital treatment provides the Company with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Company were to issue preferred stock.

        The trust preferred securities and the related Debentures were issued on October 30, 2002. Both financial instruments bear an identical annual rate of interest of 5.1875%. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning December 31, 2002. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2002 was $15,000,000. The aggregate principal amount of Debentures outstanding at December 31, 2002 was $15,464,000.

NOTE 11. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

        The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $283,000, $240,000 and $229,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Plan

        The Company has various deferred compensation plans providing for death and retirement benefits for certain officers. The estimated amounts to be paid under the compensation plans have been funded through the purchase of life insurance policies on the officers. Accrued deferred compensation of $510,000 and $360,000 is included in other liabilities as of December 31, 2002 and 2001, respectively. Cash surrender values of $4,766,000 and $4,321,000 on the insurance policies is included in other assets at December 31, 2002 and 2001, respectively.

NOTE 12. STOCK COMPENSATION PLAN

        The Company has a 1997 stock option plan for the granting of options to directors, officers, and employees. Option prices reflect the fair market value of the Company's capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

        Other pertinent information related to the options is as follows:

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	436,636	$10.81	559,092	$10.19	551,561	$9.87
Granted	57,621	16.63	46,364	13.35	42,386	15.01
Exercised	(41,583)	9.53	(146,814)	8.83	(19,056)	6.10
Terminated	(6,044)	15.65	(22,006)	13.73	(15,799)	16.29

Outstanding at end of year	446,630	$11.63	436,636	$10.81	559,092	$10.19

Options exercisable at year-end	274,425	$10.49	291,749	$10.18	321,132	$9.09
Weighted-average fair value of options granted during the year		$4.95		$4.32		$7.80

        Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.68-$5.01	19,401	1.1 years	$4.32	19,401	$4.32
$6.36-$9.01	15,720	3.4 years	6.78	15,720	6.78
$10.04-$15.00	346,217	5.5 years	11.19	230,557	10.98
$15.25-$23.00	65,292	8.9 years	17.26	8,747	17.77

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2002	2001	2000
Dividend yield	1.83%	2.63%	$1.25%
Expected life	10 years	10 years	10 years
Expected volatility	23.07%	27.60%	25.74%
Risk-free interest rate	3.88%	5.59%	6.24%

NOTE 13. INCOME TAXES

        The components of income tax expense are as follows:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Current	$2,784	$2,310	$2,404
Deferred	282	(324)	(314)
Change in valuation allowance	(36)	—	—

	$3,030	$1,986	$2,090

        The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Tax provision at statutory rate	$3,249	$2,025	$2,176
Tax-exempt interest	(237)	(245)	(235)
Disallowed interest	25	42	44
Life insurance	(82)	(70)	(62)
State income taxes	169	37	50
Merger expenses	—	167	70
Change in valuation allowance	(36)	—	—
Other	(58)	30	47

Income tax expense	$3,030	$1,986	$2,090

        The components of deferred income taxes are as follows:

	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$2,437	$1,668
Other real estate write-down	21	38
Deferred compensation	295	190
Organizational expenses	1	4
Deferred loan fees	109	64
CLC bad debt reserve	131	203
Other	16	65

	3,010	2,232

Deferred tax liabilities:
Depreciation	426	167
Accretion of discount on securities	10	6
Installment sale of stock	241	—
Other	50	—
Valuation allowance	470	—
Securities available-for-sale	1,025	603

	2,222	776

Net deferred tax assets	$788	$1,456

NOTE 14. EARNINGS PER SHARE

        Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Net income	$6,528	$3,970	$4,309

Weighted average number of capital shares outstanding	4,813	4,676	4,639
Effect of dilutive options	135	140	152

Weighted average number of capital shares outstanding used to calculate dilutive earnings per share	4,948	4,816	4,791

Loan Commitments

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

	December 31,
	2002	2001
	(Dollars in thousands)
Commitments to extend credit	$99,362	$70,933
Standby letters of credit	4,388	3,704
Credit card commitments	4,975	4,997

	$108,725	$79,634

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

Contingencies

        In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 16. CONCENTRATIONS OF CREDIT

        The Company originates primarily commercial, residential and consumer loans to customers in Hall, Polk, Paulding, Carroll and surrounding counties. The ability of the majority of the Company's customers to honor their contractual obligations is dependent on the local and metropolitan Atlanta, Georgia economies.

        Eighty-six percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Company's primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

        The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of each Bank's statutory capital, or approximately $4,471,000, $1,368,000, $2,500,000, and $1,680,000 for Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, and HomeTown Bank of Villa Rica, respectively.

NOTE 17. REGULATORY MATTERS

        The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, approximately $3,105,000 of retained earnings were available for dividend declaration without regulatory approval.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and the Banks met all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized HomeTown Bank of Villa Rica as under capitalized and Gainesville Bank & Trust, United Bank & Trust and Community Trust Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

        The Company and Banks' actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$72,556	12.58%	$46,139	8%	N/A	N/A
Gainesville Bank & Trust	$28,430	10.51%	$21,644	8%	$27,055	10%
United Bank & Trust	$6,744	12.79%	$4,220	8%	$5,275	10%
Community Trust Bank	$15,238	10.36%	$11,763	8%	$14,703	10%
HomeTown Bank of Villa Rica	$7,945	7.77%	$8,180	8%	$10,224	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$65,343	11.33%	$23,070	4%	N/A	N/A
Gainesville Bank & Trust	$25,355	9.37%	$10,882	4%	$16,233	6%
United Bank & Trust	$6,094	11.55%	$2,110	4%	$3,165	6%
Community Trust Bank	$13,539	9.21%	$5,882	4%	$8,822	6%
HomeTown Bank of Villa Rica	$6,661	6.52%	$4,090	4%	$6,135	6%
Tier I Capital to Average Assets:
Consolidated	$65,343	10.15%	$25,410	4%	N/A	N/A
Gainesville Bank & Trust	$25,355	6.83%	$14,849	4%	$18,561	5%
United Bank & Trust	$6,094	8.80%	$2,770	4%	$3,462	5%
Community Trust Bank	$13,539	8.05%	$6,730	4%	$8,413	5%
HomeTown Bank of Villa Rica	$6,661	5.66%	$4,708	4%	$5,884	5%
As of December 31, 2001:
Total Capital to Risk Weighted Assets:
Consolidated	$48,764	11.19%	$34,850	8%	N/A	N/A
Gainesville Bank & Trust	$23,273	9.32%	$19,987	8%	$24,984	10%
United Bank & Trust	$6,312	13.15%	$3,842	8%	$4,802	10%
Community Trust Bank	$13,684	10.79%	$10,148	8%	$12,686	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$43,243	9.93%	$17,425	4%	N/A	N/A
Gainesville Bank & Trust	$20,337	8.14%	$9,994	4%	$14,990	6%
United Bank & Trust	$5,830	12.14%	$1,921	4%	$2,881	6%
Community Trust Bank	$12,109	9.55%	$5,074	4%	$7,611	6%
Tier I Capital to Average Assets:
Consolidated	$43,243	7.87%	$21,974	4%	N/A	N/A
Gainesville Bank & Trust	$20,337	6.40%	$12,719	4%	$15,899	5%
United Bank & Trust	$5,830	9.06%	$2,574	4%	$3,217	5%
Community Trust Bank	$12,109	7.55%	$6,413	4%	$8,016	5%

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Trust Preferred Securities:    The fair values of the Company's fixed rate trust preferred securities approximates the carrying value at December 31, 2002.

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

        The carrying amounts and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$51,488	$51,488	$19,208	$19,208
Securities	106,843	106,843	86,204	86,204
Restricted equity securities	3,784	3,784	2,992	2,992
Loans	535,296	556,920	413,134	423,042
Accrued interest receivable	3,074	3,074	3,198	3,198
Financial liabilities:
Deposits	580,248	581,255	426,758	433,836
Federal funds purchased and securities sold under repurchase agreements	11,538	11,538	19,707	19,707
Other borrowings	64,474	68,694	50,462	49,153
Trust preferred	15,000	15,000	—	—
Accrued interest payable	2,963	2,963	4,384	4,384

NOTE 19. SUPPLEMENTAL FINANCIAL DATA

        Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Advertising	$367	$375	$395
Audit and professional fees	507	405	474
Legal fees and merger expenses	154	619	336

NOTE 20. PARENT COMPANY FINANCIAL INFORMATION

        The following information presents the condensed balance sheets as of December 31, 2002 and 2001 and statements of income and cash flows of GB&T Bancshares, Inc. for the years ended December 31, 2002, 2001 and 2000.

CONDENSED BALANCE SHEETS

	2002	2001
	(Dollars in thousands)
Assets
Cash	$10,832	$854
Securities available-for-sale	812	1,295
Investment in subsidiaries	66,213	42,909
Premises and equipment	1,587	1,511
Other assets	1,600	235

Total assets	$81,044	$46,804

Liabilities
Other borrowings	$—	$1,875
Trust preferred	15,464	—
Other liabilities	4,803	155

Total liabilities	20,267	2,030
Stockholders' equity	60,777	44,774

Total liabilities and stockholders' equity	$81,044	$46,804

CONDENSED STATEMENTS OF INCOME

	2002	2001	2000
	(Dollars in thousands)
Income
Dividends from subsidiaries	$2,000	$1,948	$2,169
Management fees	—	—	297
Other income	751	146	18

	2,751	2,094	2,484

Expense
Interest	252	131	77
Other operating expense	589	1,862	1,237

	841	1,993	1,314

Income before income tax benefit and equity in undistributed income of subsidiaries	1,910	101	1,170
Income tax benefits	108	571	353

Income before equity in undistributed income of subsidiaries	2,018	672	1,523
Equity in undistributed income of subsidiaries	4,510	3,298	2,786

Net income	$6,528	$3,970	$4,309

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001	2000
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,528	$3,970	$4,309
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(4,510)	(3,298)	(2,786)
Depreciation	74	86	51
Gain on sale of assets	(752)	—	—
Net other operating activities	(682)	242	102

Net cash provided by operating activities	658	1,000	1,676

INVESTING ACTIVITIES
Purchase of securities available-for-sale	—	—	(378)
Purchase of premises and equipment	(150)	—	(1,327)
Sale of premises and equipment	—	21	—
Capital investment in subsidiaries	(2,964)	—	—

Net cash provided by (used in) investing activities	(3,114)	21	(1,705)

FINANCING ACTIVITIES
Dividends paid	(1,596)	(1,358)	(1,129)
Proceeds from issuance of common stock	441	540	57
Payment for fractional shares	—	(5)	(6)
Proceeds from issuance of trust preferred debentures	15,464	—	—
Proceeds from note payable	4,000	845	1,038
Repayment of note payable	(5,875)	(419)	—

Net cash provided by (used in) financing activities	12,434	(397)	(40)

Net increase (decrease) in cash	9,978	624	(69)
Cash at beginning of year	854	230	299

Cash at end of year	$10,832	$854	$230

NOTE 21. QUARTERLY DATA (Unaudited)

	Years Ended December 31,
	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$10,205	$9,762	$9,592	$9,397	$10,478	$10,292	$10,704	$10,875
Interest expense	3,796	3,576	3,627	3,898	4,444	5,200	5,494	5,755

Net interest income	6,409	6,186	5,965	5,499	6,034	5,092	5,210	5,120
Provision for loan losses	256	202	204	183	268	230	464	344

Net interest income after provision for loan losses	6,153	5,984	5,761	5,316	5,766	4,862	4,746	4,776
Noninterest income	2,663	1,910	1,607	1,882	1,270	1,731	1,734	1,594
Noninterest expenses	5,924	5,616	5,179	4,999	4,963	4,616	5,927	5,017

Income before income taxes	2,892	2,278	2,189	2,199	2,073	1,977	553	1,353
Provision for income taxes	874	744	710	702	635	672	272	407

Net income	$2,018	$1,534	$1,479	$1,497	$1,438	$1,305	$281	$946

Earnings per share:
Basic	$0.41	$0.32	$0.31	$0.32	$0.31	$0.28	$0.06	$0.20

Diluted	$0.40	$0.31	$0.30	$0.31	$0.30	$0.27	$0.06	$0.19

Exhibit Index

Exhibit No.	Description
10.4	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of December 30, 2002
10.5	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of December 30, 2002
10.6	GB&T Bancshares, Inc. Stock Option Plan of 1997
21.1	Subsidiaries of the Registrant
23.1	Consent of Mauldin & Jenkins, LLC
99.1	Opinion of Porter Keadle Moore, LLP

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
REGULATION AND SUPERVISION
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA
SECURITIES PORTFOLIO
LOAN PORTFOLIO
SUMMARY OF LOAN LOSS EXPERIENCE
DEPOSITS
RETURN ON EQUITY AND ASSETS
SHORT TERM BORROWINGS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS AND REPORTS ON FORM 8K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
CERTIFICATIONS
TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Dollars in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Amounts in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Dollars in thousands)
GB&T BANCSHARES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exhibit Index