Form 10-Q
period 2003-03-31
GB&T BANCSHARES INC
filed 2003-05-14
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2003:    5,381,747 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in thousands, except share data)
Assets

Cash and due from banks	$18,217	$18,113
Interest-bearing deposits in banks	2,332	8,205
Federal funds sold	29,590	25,170
Securities available for sale, at fair value	104,811	106,843
Restricted equity securities	3,784	3,784

Loans, net of unearned income	562,682	542,834
Less allowance for loan losses	7,438	7,538
Loans, net	555,244	535,296

Premises and equipment	20,734	20,774
Goodwill and intangible assets	9,509	9,522
Other assets	13,732	14,265

Total assets	$757,953	$741,972

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$66,830	$56,795
Interest-bearing deposits	533,374	523,453
Total deposits	600,204	580,248

Federal funds purchased and securities sold Under repurchase agreements	14,351	11,538
Federal Home Loan Bank advances	61,619	63,654
Other borrowings	231	820
Other liabilities	4,872	9,935
Company guaranteed trust preferred securities	15,000	15,000
Total liabilities	696,277	681,195

Stockholders’ Equity:
Capital Stock-no par value; 20,000,000 shares Authorized, 5,365,478 shares issued and Outstanding at March 31, 2003; 5,356,946 Shares issued and outstanding at December 31, 2002	35,688	35,658
Retained earnings	24,386	23,130
Accumulated other comprehensive income, Net of tax	1,602	1,989
Total stockholders’ equity	61,676	60,777

Total liabilities and stockholders’ equity	$757,953	$741,972

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$9,738	$8,200
Taxable securities	985	992
Nontaxable securities	168	176
Federal funds sold	54	20
Interest-bearing deposits in banks	11	9
Total interest income	10,956	9,397

Interest expense:
Deposits	2,977	3,090
Federal funds purchased and securities sold under repurchase agreements	41	80
Federal Home Loan Bank advances	728	705
Other borrowings	213	23
Total interest expense	3,959	3,898

Net interest income	6,997	5,499

Provision for loan losses	214	183

Net interest income after Provision for loan losses	6,783	5,316

Other income:
Service charges on deposit accounts	1,092	828
Mortgage origination fees	557	304
Insurance commissions	144	144
Gain (loss) on sale of securities	28	137
Other operating income	531	469
Total other income	2,352	1,882

Other expense:
Salaries and employee benefits	4,124	2,956
Net occupancy and equipment expense	1,004	768
Other operating expenses	1,673	1,275
Total other expense	6,801	4,999

Income before income taxes	2,334	2,199

Income tax expense	623	702

Net income	$1,711	$1,497

Earnings per share:
Basic	$0.32	$0.32
Diluted	$0.31	$0.31

Weighted average shares:
Basic	5,361	4,757
Diluted	5,523	4,872

Cash dividends declared per common share	$0.085	$0.080

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)

Net Income	$1,711	$1,497

Unrealized losses on securities available-for-sale arising during period, net of tax	(370)	(349)

Reclassification adjustment for gains realized on securities available-for-sale in net income, net of tax	(17)	(85)

Other comprehensive loss	(387)	(434)

Comprehensive income	$1,324	$1,063

Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2003 (unaudited)

	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(Dollars in thousands)

Balance, December 31, 2002	5,357	$35,658	$23,130	$1,989	$60,777

Net income	—	—	1,711	—	1,711

Options excercised	9	37	—	—	37

Dividends declared $0.085 per share	—	—	(455)	—	(455)

Payment for fractional shares in connection with the HomeTown Bank of Villa Rica business combination	(1)	(7)	—	—	(7)

Other comprehensive loss	—	—	—	(387)	(387)

Balance, March 31, 2003	5,365	$35,688	$24,386	$1,602	$61,676

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Operating Activities
Net income	$1,711	$1,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	458	348
Provision for loan losses	214	183
Amortization and (accretion), net	157	23
Gain on sale of securities	(28)	(137)
Net (increase) decrease in other assets	971	(480)
Net decrease in other liabilities	(4,825)	(377)
Net cash (used in) provided by operating activities	(1,342)	1,057

Investing Activities
Purchases of securities available for sale	(23,479)	(14,420)
Purchases of restricted equity securities	—	(1,765)
Proceeds from sales of securities available for sale	1,116	11,116
Proceeds from maturities of securities available for sale	23,613	4,962
(Increase) decrease in interest-bearing deposits in banks	5,873	(99)
Net increase in federal funds sold	(4,420)	(8,509)
Net increase in loans	(21,110)	(6,776)
Proceeds from sales of other real estate owned	544	202
Purchases of premises and equipment	(439)	(861)
Disposal of premises and equipment	21	—
Net cash used in investing activities	(18,281)	(16,150)

Financing Activities
Net increase in deposits	19,956	12,926
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	2,813	(8,084)
Proceeds from issuance of long-term debt, other borrowings and Federal Home Loan Bank advances	107	19,500
Payments on long-term debt, other borrowings and Federal Home Loan Bank advances	(2,731)	(8,100)
Dividends paid to stockholders	(455)	(381)
Proceeds from issuance of common stock	37	118
Net cash provided by financing activities	19,727	15,979

Net increase in cash and due from banks	104	886

Cash and due from banks at beginning of period	18,113	18,097

Cash and due from banks at end of period	$18,217	$18,983

Supplemental disclosure of cash paid during the period for:
Interest	$4,136	$4,608
Income taxes	$142	$580

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                                                   BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. and its wholly-owned banking subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank and HomeTown Bank of Villa Rica and its consumer finance company, Community Loan Company (collectively “the Company”).  Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2.                                                 STOCK COMPENSATION PLANS

The Company has a stock option plan for granting of options to directors, officers and employees.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31,
	2003	2002
	(Dollars in thousands)

Net income, as reported	$1,711	$1,497
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	26	19
Pro forma net income	$1,685	$1,478
Earnings per share:
Basic - as reported	$0.32	$0.32
Basic - pro forma	$0.32	$0.32
Diluted - as reported	$0.31	$0.31
Diluted - pro forma	$0.31	$0.31

Effective February 2003, the Board of Directors adopted the Employee and Director Stock Purchase Plan.  The Bank, serving as custodian, uses funds contributed from employees and directors, matched by the company at a rate of 50%, to purchase shares of the Company’s common stock.  Employees may contribute up to the lesser of $3,500 or 10% of their salary.  The Company may amend or terminate the plan at any time.

NOTE 3.                                                 SUBSEQUENT EVENTS

On April 28, 2003, the Company signed a definitive agreement with Baldwin Bancshares, Inc., the parent company of First National Bank of the South, Milledgeville, Georgia.  The agreement calls for the exchange of 2.895 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Baldwin Bancshares, Inc.  The acquisition is initially valued at $25.9 million and will be accounted for as a purchase.  The acquisition is expected to be completed no later than early fourth quarter of 2003.

NOTE 4.                                                 EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Basic Earnings Per Share:

Weighted average common shares outstanding	5,361	4,757

Net income	$1,711	$1,497

Basic earnings per share	$0.32	$0.32

Diluted Earnings Per Share:

Weighted average common shares outstanding	5,361	4,757
Net effect of the assumed exercise of stock Options based on the treasury stock method Using average market prices for the period	162	115
Total weighted average common shares and Common stock equivalents outstanding	5,523	4,872

Net income	$1,711	$1,497

Diluted earnings per share	$0.31	$0.31

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica and Community Loan Company during the periods included in the accompanying consolidated financial statements.

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” GB&T Bancshares, Inc. (the “Company”) are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, and other statements that are not historical facts.  When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Balance Sheets

Our total assets increased $16.0 million or 2.15% for the period ended March 31, 2003 compared to December 31, 2002.  The increase consists primarily of an increase in loans of $19.8 million and an increase in federal funds sold of $4.4 million.  This increase is partially offset by decreases in securities of $2.0 million and interest-earning deposits of $5.9 million.

Total deposits have increased $20.0 million, or 3.44% during the period ended March 31, 2003 compared to December 31, 2002.  Both noninterest-bearing and interest-bearing deposits increased $10 million each during the period.   Deposit growth was slightly ahead of loan growth resulting in a loan to deposit ratio of 93.75% at March 31, 2003 compared to 93.55% at December 31, 2002.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of March 31, 2003, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $14.4 million compared to $11.5 million at December 31, 2002.

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

Our liquidity ratio was 21.22% at March 31, 2003, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

We have entered into a sales contract to sell a building we own in Hiram, Georgia which was purchased as part of the merger with Community Trust Financial Services.  The sale is scheduled to close in May 2003.  We anticipate an after tax loss on the property of approximately $175,000.   We expect this loss to be offset by the termination of the current annual operating cost of approximately $100,000.

We have entered into a sales contract to purchase a piece of property in Gainesville, Georgia for the purpose of locating an operations center for the Company’s operations and data processing.  This contract is scheduled to close in May 2003.  The approximate cost of the property is $1,150,000.   We anticipate the construction of the operations center to be completed in 2004.

As of March 31, 2003, the Company and the Banks were considered to be well-capitalized as defined in the FDIC Improvement Act and based on regulatory minimum capital requirements.  The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of March 31, 2003
Total Capital to Risk Weighted Assets:
Consolidated	12.53%	8%	N\A
Gainesville Bank & Trust	10.29%	8%	10%
United Bank & Trust	12.54%	8%	10%
Community Trust Bank	11.33%	8%	10%
HomeTown Bank of Villa Rica	10.89%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	11.28%	4%	N\A
Gainesville Bank & Trust	9.17%	4%	6%
United Bank & Trust	11.33%	4%	6%
Community Trust Bank	10.08%	4%	6%
HomeTown Bank of Villa Rica	9.64%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.89%	4%	N\A
Gainesville Bank & Trust	7.02%	4%	5%
United Bank & Trust	8.54%	4%	5%
Community Trust Bank	8.10%	4%	5%
HomeTown Bank of Villa Rica	7.59%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.14% for the three months ended March 31, 2003, compared to 4.33% for the same period in 2002, a decrease of 19 basis points.  This decrease resulted from a 91 basis point decrease in the yield on earning assets and a 77 basis point decrease in the effective cost of funds.  The decreased yield on earning assets was primarily due to lower yields on loans.  This was largely due to a 50 basis point decrease in the average Prime rate as compared to the prior year to date.  The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

The results of operations for the three months ended March 31, 2003, includes HomeTown Bank of Villa Rica which became part of the Company in November 2002.  The merger was accounted for as a purchase, therefore results for HTB have been included since November 2002.

Net interest income increased $1,498,000 or 27.24% for the three months ended March 31, 2003 compared to the same period in 2002.  The net increase consists of an increase in interest income of $1,559,000 or 16.59% less an increase in interest expense of $61,000 or 1.56% for the three-month period. The increase in net interest income is due to increases in volume, primarily in loans.

Our provision for loan losses increased by $31,000 or 16.94% during the three months ended March 31, 2003 as compared to the same period in 2002.  The analysis below indicates an increase of $149,000 in net charge-offs for the three months ended March 31, 2003 as compared to the same period in 2002.  This increase is primarily attributable to one loan for $232,000 that was charged off and moved to other real estate.  The allowance for loan losses at March 31, 2003 was $7,438,000 or 1.32% of total loans compared to 1.39% at December 31, 2002.  Based on management’s evaluation, the allowance is adequate to absorb any potential loan losses at March 31, 2003.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three-month period ended March 31, 2003 and 2002.

	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$555,727	$420,405

Allowance for loan losses balance, beginning of period	$7,538	$5,522

Less charge-offs
Commercial loans	—	—
Real estate loans	(232)	—
Consumer loans	(167)	(222)
Total Charge-offs	(399)	(222)

Plus recoveries
Commercial loans	21	1
Real estate loans	1	3
Consumer loans	63	53
Total recoveries	85	57
Net charge-offs	(314)	(165)

Plus provision for loan losses	214	183

Allowance for loan losses balance, end of period	$7,438	$5,540

Net charge-offs to average loans	0.057%	0.039%

The following table is a summary of nonaccrual, past due and restructured loans. The numbers indicate an increase of $3,376,000 in nonaccrual loans which consists of one loan for $1,408,000 and seven additional loans totaling $1,264,000 all which are secured by real estate.  The Company believes there is sufficient collateral to cover these loans, therefore losses are expected to be minimal to none.  Approximately 61%, or $437,000 of the nonaccrual consumer loan balance at March 31, 2003, is related to Community Loan Company, our consumer finance company.  The table presents an increase of $13,000 in past due loans over 90 days.  The majority of this increase is related to Community Loan Company, which accounts for approximately 74%, or $334,000 of the past due loan balance at March 31, 2003.  Due to the nature of the consumer finance business, the level of nonaccrual loans and past due loans over 90 days is normal and will consistently remain higher than those seen in the other banking affiliates.  Community Loan Company’s allowance for loan loss to total loans is also higher to cover these higher levels of nonaccrual and past due loans.

	March 31, 2003
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Loans
	(Dollars in Thousands)

Real estate loans	$3,104	$83	$—
Commercial loans	288	9	—
Consumer loans	718	357	—
Total	$4,110	$449	$—

	March 31, 2002
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Loans
	(Dollars in Thousands)

Real estate loans	$103	$93	$—
Commercial loans	50	—	14
Consumer loans	581	343	—
Total	$734	$436	$14

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

Other income for the three months ended March 31, 2003, increased by $470,000 or 24.97% compared to the same period in 2002.  Service charges increased by $263,000 and mortgage origination fees increased by $253,000. This increase was partially offset by a decrease in gain on sale of securities of $109,000.  Mortgage origination fees increased as a result of refinancing activity spurred by the continued decline in mortgage rates.

Other expenses increased by approximately $1,802,000 or 36.05% for the three months ended March 31, 2003 compared to the same period in 2002.  The increase is due primarily to an increase in salaries and employee benefits of $1,168,000, an increase in net occupancy and equipment expense of $239,000, an increase in marketing and public relations of $53,000 and an increase of $83,000 in supplies, postage and telephone.  The increase in salaries and employee benefits is partially due to HTB, which accounted for $491,000 of the increase and also an increase of 31 employees, exclusive of HTB, as of March 31, 2003 compared to the same period in 2002.

Income tax expense decreased by $80,000 for the three-month period ended March 31, 2003, compared to the same period last year. The effective tax rate for the period ended March 31, 2003 was 26.69%, compared to 31.92% for the same period in 2002.  The decrease in the effective tax rate is primarily due to the tax effect of the net operating loss carryforward at HTB.

Net income increased by $214,000 or 14.30%, for the three months ended March 31, 2003 compared to the same period in 2002.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our net interest income and the fair value of our financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. We actively manage our exposure to interest rate fluctuations through policies established by the Asset/Liability Management Committee (the “ALCO”). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Banks.  See “Item 7A” of the Company’s Annual Report on Form 10-K for a more complete discussion.

Item 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.  In connection with the rules, we continually review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)         Reports on Form 8-K

We did not file a report on Form 8-K during the quarter ending March 31, 2003.

(b)        Exhibits

99.1         Section 906 Certification of CEO

99.2         Section 906 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:	05/14/2003	BY:	/s/ Richard A. Hunt
Richard A. Hunt President and Chief Executive Officer

DATE:	05/14/2003	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby Executive Vice President & Chief Financial Officer

Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard A. Hunt, certify that:

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

Date:	May 14, 2003

/s/ Richard A. Hunt
Richard A. Hunt Chief Executive Officer

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

Date:	May 14, 2003

/s/ Gregory L. Hamby
Gregory L. Hamby Chief Financial Officer