Form 10-Q
period 2003-06-30
GB&T BANCSHARES INC
filed 2003-08-14
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2003:    5,391,200 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
	(amounts in thousands, except share data)
Assets
Cash and due from banks	$17,092	$18,113
Interest-bearing deposits in banks	4,778	8,205
Federal funds sold	15,607	25,170
Securities available for sale, at fair value	115,988	106,843
Restricted equity securities	3,531	3,784

Loans, net of unearned income	565,055	542,834
Less allowance for loan losses	7,527	7,538
Loans, net	557,528	535,296
Premises and equipment	20,576	20,774
Goodwill and intangible assets	9,493	9,522
Other assets	13,455	14,265
Total assets	$758,048	$741,972

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$66,894	$56,795
Interest-bearing deposits	538,169	523,453
Total deposits	605,063	580,248

Federal funds purchased and securities sold Under repurchase agreements	11,451	11,538
Federal Home Loan Bank advances	57,585	63,654
Other borrowings	822	820
Other liabilities	4,802	9.935
Company guaranteed trust preferred securities	15,000	15,000
Total liabilities	694,723	681,195

Stockholders’ Equity:
Capital Stock-no par value. Authorized 20,000,000 shares. 5,390,807 shares issued and outstanding at June 30, 2003; 5,356,946 shares issued and outstanding at December 31, 2002	35,976	35,658
Retained earnings	25,635	23,130
Accumulated other comprehensive income, net of tax	1,714	1,989
Total stockholders’ equity	63,325	60,777
Total liabilities and stockholders’ equity	$758,048	$741,972

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(amounts in thousands, except per share data)		(amounts in thousands, except per share data)
Interest income:
Loans, including fees	$9,967	$8,390	$19,705	$16,590
Investment securities:
Taxable	950	998	1,935	1,990
Nontaxable	158	177	326	353
Federal funds sold	52	18	106	38
Interest-bearing deposits in banks	6	9	17	18
Total interest income	11,133	9,592	22,089	18,989

Interest expense:
Deposits	2,899	2,798	5,876	5,888
Federal funds purchased and securities sold under repurchase agreements	42	53	83	133
Federal Home Loan Bank advances	637	745	1,365	1,450
Other borrowings	214	31	427	54
Total interest expense	3,792	3,627	7,751	7,525

Net interest income	7,341	5,965	14,338	11,464

Provision for loan losses	176	204	390	387

Net interest income after Provision for loan losses	7,165	5,761	13,948	11,077

Other income:
Service charges on deposit accounts	1,182	928	2,274	1,756
Mortgage origination fees	726	232	1,283	536
Insurance commissions	149	151	293	295
Gain on sale of securities	49	—	77	137
Other operating income	286	296	817	765
Total other income	2,392	1,607	4,744	3,489

Other expense:
Salaries and employee benefits	4,171	2,950	8,295	5,906
Net occupancy and equipment expense	1,030	878	2,034	1,646
Other operating expenses	2,090	1,351	3,763	2,626
Total other expense	7,291	5,179	14,092	10,178

Income before income taxes	2,266	2,189	4,600	4,388

Income tax expense	533	710	1,156	1,412

Net income	$1,733	$1,479	$3,444	$2,976

Earnings per share:
Basic	$0.32	$0.31	$0.64	$0.63
Diluted	$0.31	$0.30	$0.62	$0.61

Weighted average shares
Basic	5,382	4,761	5,371	4,759
Diluted	5,578	4,915	5,547	4,898

Cash dividends per common share	$0.090	$0.085	$0.175	$0.165

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
	(unaudited)

Net Income	$1,733	$1,479	$3,444	$2,976

Unrealized gains (losses) on securities Available-for-sale arising during period, net of tax	142	831	(227)	482

Reclassification adjustment for gains realized on Securities available-for-sale in net income, net of tax	(30)	—	(48)	(85)

Other comprehensive income (loss)	112	831	(275)	397

Comprehensive income	$1,845	$2,310	$3,169	$3,373

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2003

	(Dollars in thousands)
	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2002	5,357	$35,658	$23,130	$1,989	$60,777

Net income	—	—	3,444	—	3,444

Options excercised	35	325	—	—	325

Dividends declared $0.175 per share	—	—	(939)	—	(939)

Payment for fractional shares in Connection with the HomeTown Bank of Villa Rica business Combination	(1)	(7)	—	—	(7)

Other comprehensive loss	—	—	—	(275)	(275)

Balance, June 30, 2003	5,391	$35,976	$25,635	$1,714	$63,325

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2003	2002
	(amounts in thousands)
Operating Activities
Net income	$3,444	$2,976
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	906	662
Provision for loan losses	390	387
Amortization and (accretion), net	358	67
Securities (gains) losses, net	(77)	(137)
Net (increase) decrease in other assets	1,072	(1,003)
Net decrease in other liabilities	(4,895)	(570)
Net cash provided by operating activities	1,198	2,382

Investing Activities
Purchase of investment securities available for sale	(55,826)	(21,661)
Purchase of Federal Home Loan Bank stock	(2,013)	(1,766)
Proceeds from sales of investment securities available for sale	4,298	12,116
Principal collections and maturities of investment securities available for sale	43,870	10,677
Net (increase) decrease in interest-bearing deposits in other banks	3,427	(494)
Net (increase) decrease in federal funds sold	9,563	(965)
Net increase in loans	(23,644)	(28,299)
Proceeds from sales of real estate acquired through foreclosure	767	383
Purchases of premises and equipment	(2,189)	(1,963)
Sales of premises and equipment	1,481	—
Net cash used in investing activities	(20,266)	(31,972)

Financing Activities
Net increase in deposits	24,815	27,112
Net decrease in federal funds purchased and securities sold under repurchase agreements	(87)	(7,203)
Proceeds from issuance of long-term debt, other borrowings and Federal Home Loan Bank advances	5,913	19,500
Payments on long-term debt, other borrowings and Federal Home Loan Bank advances	(11,980)	(8,303)
Dividends paid to stockholders	(939)	(786)
Proceeds from issuance of common stock	325	129
Net cash provided by financing activities	18,047	30,449

Net increase (decrease) in cash and due from banks	(1,021)	859

Cash and due from banks at beginning of period	18,113	18,097

Cash and due from banks at end of period	$17,092	$18,956

Supplemental disclosure of cash paid during the period for:
Interest	$7,727	$8,807
Income taxes	$1,480	$1,816

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.        BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. and its wholly-owned banking subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank and HomeTown Bank of Villa Rica, (“HTB”) and its consumer finance company, Community Loan Company (collectively “the Company”).  Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

	June 30,
	2003	2002
	(Dollars in thousands)

Net income, as reported	$3,444	$2,976
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	52	39
Pro forma net income	$3,392	$2,937

Earnings per share:
Basic - as reported	$0.64	$0.63
Basic - pro forma	$0.63	$0.62
Diluted - as reported	$0.62	$0.61
Diluted - pro forma	$0.61	$0.60

NOTE 3.        EARNINGS PER COMMON SHARE (in thousands, except per share data)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002.

	Quarters ended June 30,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	5,382	4,761

Net income	$1,733	$1,479

Basic earnings per share	$0.32	$0.31

Diluted Earnings Per Share:
Weighted average common shares outstanding	5,382	4,761
Net effect of the assumed exercise of stock Options based on the treasury stock method Using average market prices for the period	196	154
Total weighted average common shares and Common stock equivalents outstanding	5,578	4,915

Net income	$1,733	$1,479

Diluted earnings per share	$0.31	$0.30

	Six Months ended June 30,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	5,371	4,759

Net income	$3,444	$2,976

Basic earnings per share	$0.64	$0.63

Diluted Earnings Per Share:
Weighted average common shares outstanding	5,371	4,759
Net effect of the assumed exercise of stock Options based on the treasury stock method using average market prices for the period	176	139
Total weighted average common shares and Common stock equivalents outstanding	5,547	4,898

Net income	$3,444	$2,976

Diluted earnings per share	$0.62	$0.61

NOTE 4.        MERGER AGREEMENT WITH BALDWIN BANCSHARES, INC.

On April 28, 2003, the Company signed a definitive agreement with Baldwin Bancshares, Inc., the parent company of First National Bank of the South, Milledgeville, Georgia.  The agreement calls for the exchange of 2.895 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Baldwin Bancshares, Inc.  The acquisition is initially valued at $25.9 million and will be accounted for as a purchase. The merger is subject to approval of the shareholders of both Baldwin Bancshares and GB&T Bancshares and is expected to be completed in the third quarter of 2003.

NOTE 5.        RECENT DEVELOPMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002.  As of June 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclosed.

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

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” GB&T Bancshares, Inc. (the “Company”) are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our proposed acquisition of Baldwin Bancshares, Inc., our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, and other statements that are not historical facts.  When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Balance Sheets

Our total assets increased $16.0 million or 2.17% for the period ended June 30, 2003 compared to December 31, 2002.  The increase consists primarily of an increase in loans of $22.2 million and an increase in securities of $9.1 million.  This increase is partially offset by decreases in federal funds sold of $9.6 million and interest-earning deposits of $3.4 million.

Total deposits have increased $24.8 million, or 4.28% during the period ended June 30, 2003 compared to December 31, 2002.  Noninterest-bearing deposits increased $10.1 million and interest-bearing deposits increased $14.7 million during the period.   Deposit growth was slightly ahead of loan growth resulting in a loan to deposit ratio of 93.39% at June 30, 2003 compared to 93.55% at December 31, 2002.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of June 30, 2003, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $11.5 million, an amount which is relatively flat when compared to December 31, 2002.

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

Our liquidity ratio was 21.09% at June 30, 2003, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

We purchased a piece of property in May 2003 in Gainesville, Georgia for the purpose of locating an operations center for the Company’s operations and data processing.   The approximate cost of the property is $1,150,000.   We anticipate the construction of the operations center to be completed in 2004.

In May 2003 we sold a building located in Hiram, Georgia which had been acquired in 2001 as part of the merger with Community Trust Financial Services.  The Company recorded an after-tax loss of $192,000 on the sale.

As of June 30, 2003, the Company and the Banks were considered to be well-capitalized as defined in the FDIC Improvement Act and based on regulatory minimum capital requirements.  The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of June 30, 2003
Total Capital to Risk Weighted Assets:
Consolidated	12.84%	8%	N\A
Gainesville Bank & Trust	10.39%	8%	10%
United Bank & Trust	13.03%	8%	10%
Community Trust Bank	12.37%	8%	10%
HomeTown Bank of Villa Rica	11.08%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	11.59%	4%	N\A
Gainesville Bank & Trust	9.23%	4%	6%
United Bank & Trust	11.78%	4%	6%
Community Trust Bank	11.12%	4%	6%
HomeTown Bank of Villa Rica	9.83%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.93%	4%	N\A
Gainesville Bank & Trust	7.00%	4%	5%
United Bank & Trust	8.61%	4%	5%
Community Trust Bank	8.55%	4%	5%
HomeTown Bank of Villa Rica	8.07%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.17% for the six months ended June 30, 2003, compared to 4.41% for the same period in 2002, a decrease of 24 basis points.  This decrease resulted from an 87 basis point decrease in the yield on earning assets and a 68 basis point decrease in the effective cost of funds.  The decreased yield on earning assets was primarily due to lower yields on loans.  This was largely due to a 50 basis point decrease in the average Prime rate as compared to the prior year to date.  The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

The results of operations for the three and six months ended June 30, 2003, includes HomeTown Bank of Villa Rica which became part of the Company in November 2002.  The merger was accounted for as a purchase, therefore results for HTB have been included since November 2002.

Net interest income increased $1,376,000 or 23.07% for the three months ended June 30, 2003 compared to the same period in 2002.  The net increase consists of an increase in interest income of $1,541,000 or 16.07% less an increase in interest expense of $165,000 or 4.55% for the three month period.  Net interest income increased $2,874,000 or 25.07% for the six months ended June 30, 2003 compared to the same period in 2002.  The net increase consists of an increase in interest income of $3,100,000 or 16.33% less an increase in interest expense of $226,000 or 3.00% for the six month period.   The majority of the increase is due to increases in volume.

Our provision for loan losses decreased by $28,000 or 13.73% during the three months ended June 30, 2003 as compared to the same period in 2002.  Our provision for loan losses increased by $3,000 or 0.78% during the six months ended June 30, 2003 as compared to the same period in 2002.  The analysis below indicates an increase of $208,000 in net charge-offs for the six months ended June 30, 2003 as compared to the same period in 2002 which is directly attributable to the acquisition of HTB with net charge-offs of $254,000 for the six months ended June 30, 2003.  Other changes compared to 2002 include a decrease in recoveries at one affiliate bank and a decrease in net charge-offs at Community Loan Company, our consumer finance company.  The allowance for loan losses at June 30, 2003 was $7,527,000 or 1.33% of total loans compared to 1.28% at June 30, 2002.  Based on management’s evaluation, the allowance is adequate to absorb any potential loan losses at June 30, 2003.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the six-month period ended June 30, 2003 and 2002.

	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$559,991	$428,483

Allowance for loan losses balance, beginning of period	$7,538	$5,522

Less charge-offs
Commercial loans	—	—
Real estate loans	—	—
Consumer loans	(567)	(495)
Total Charge-offs	(567)	(495)

Plus recoveries
Commercial loans	—	1
Real estate loans	2	170
Consumer loans	164	131
Total recoveries	166	302
Net charge-offs	(401)	(193)

Plus provision for loan losses	390	387

Allowance for loan losses balance, end of period	$7,527	$5,716

Net charge-offs to average loans	0.072%	0.045%

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate an increase of $2,240,000 in nonaccrual loans which was partially due to the acquisition of HTB, which represented $821,000 of the increase.  The remaining increase represents one loan for $1,408,000 which is secured by real estate.  The Company believes there is sufficient collateral to cover this loan, therefore any loss on this loan is expected to be minimal.  In addition, we are currently assessing a loan relationship at HTB of approximately $4,467,000 recently commented on by its regulators as subject to a write-down, thus increasing the Company’s reserve.  The loan is performing and is secured by real estate.  The Company believes that there is sufficient collateral to cover this loan.   Approximately 71%, or $430,000 of the nonaccrual consumer loan balance at June 30, 2003, is related to Community Loan Company.  The table presents a decrease of $19,000 in past due loans over 90 days.  This decrease consists of net decreases at two of the affiliate banks of $169,000 offset by an increase of $134,000 at Community Loan Company.  Community Loan Company accounts for approximately 68%, or $405,000 of the past due loan balance at June 30, 2003.  Due to the nature of the consumer finance business, the level of nonaccrual loans and past due loans over 90 days is normal and will consistently remain higher than those seen in the banking industry.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.   There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	June 30, 2003
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in Thousands)

Real estate loans	$2,446	$160	$—
Commercial loans	284	—	—
Consumer loans	602	437	—
Total	$3,332	$597	$—

	June 30, 2002
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in Thousands)

Real estate loans	$514	$344	$—
Commercial loans	—	—	—
Consumer loans	578	272	—
Total	$1,092	$616	$—

Our banking subsidiary policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful.  This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Our consumer finance company accrues interest until management determines that full repayment of principal and interest is not probable, which in some cases exceeds 90 days past due.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms, except as noted above.

Other income for the three months ended June 30, 2003, increased by $785,000 or 48.85% compared to the same period in 2002.  Service charges increased by $254,000 and mortgage origination fees increased by $494,000. The increase in service charges is directly related to the increase in deposit accounts and the inclusion of HTB for the six months ended June 30, 2003.  Other income for the six months ended June 30, 2003, increased $1,255,000 or 35.97% compared to the same period in 2002.  Mortgage origination fees increased by $747,000, service charges increased by $518,000 and other operating income increased by $52,000.  Mortgage origination fees increased as a result of refinancing activity spurred by the continued decline in mortgage rates.

Other expenses increased by approximately $2,112,000 or 40.78% for the three months ended June 30, 2003 compared to the same period in 2002.  The increase is due primarily to an increase in salaries and employee benefits of $1,221,000 and an increase in other operating expenses of $739,000.  Other expenses increased by approximately $3,914,000 or 38.46% for the six months ended June 30, 2003 compared to the same period in 2002.  The increase is due primarily to an increase in salaries and employee benefits of $2,389,000, an increase in net occupancy and equipment expense of $388,000, an increase in marketing and public relations of $141,000, and an increase of $188,000 in supplies, postage and telephone.  Also, a loss of $309,000 recorded on the sale of a building in Hiram, Georgia resulted in an increase to other operating expenses.  The increase in salaries and employee benefits is partially due to HTB, which accounted for $994,000 of the increase and also an increase of 31 employees, exclusive of HTB, as of June 30, 2003, compared to the same period in 2002.

Income tax expense decreased by $256,000 for the six-month period ended June 30, 2003, compared to the same period last year. The effective tax rate for the period ended June 30, 2003 was 25.13%, compared to 32.18% for the same period in 2002.  The decrease in the effective tax rate is primarily due to the tax effect of the net operating loss carry forward at HTB.

Net income increased by $254,000 or 17.17%, for the three months ended June 30, 2003 compared to the same period in 2002.  Net income increased by $468,000 or 15.73% for the six months ended June 30, 2003 compared to the same period in 2002.   These increases are attributable to the continued growth in interest-earning assets and are consistent with our current budget.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect, except as noted above.

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

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.  In connection with the rules, we continually review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The annual meeting of the Stockholders of GB&T Bancshares, Inc. was held on May 19, 2003.  The meeting had been called pursuant to written notice for (1) the purpose of considering and voting upon the election of nine directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified and (2) to consider such other business as might properly come before the Annual meeting.  The results of the voting were as follows:

(1) Election of Directors	FOR	AGAINST	WITHHELD

Larry B. Boggs	3,558,553	0	50,407
Dr. John W. Darden	3,604,244	0	4,715
W.A. Foster, III	3,604,088	0	4,871
Bennie E. Hewett	3,604,244	0	4,715
Richard A. Hunt	3,559,419	0	49,541
James L. Lester	3,604,231	0	4,728
Samuel L. Oliver	3,602,986	0	5,973
Alan A. Wayne	3,602,986	0	5,973
Philip A. Wilheit	3,604,244	0	4,715

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1      Rule 13a-14(a) Certification of Principal Executive Officer

31.2      Rule 13a-14(a) Certification of Principal Financial Officer

32.1      Section 1350 Certification of Principal Executive Officer

32.2      Section 1350 Certification of Principal Financial Officer

(b)         Reports on Form 8-K

We filed a report on Form 8-K on April 29, 2003 to report earnings for the quarter ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:	8/14/2003	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	8/14/2003	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer