Form 10-Q
period 2003-09-30
GB&T BANCSHARES INC
filed 2003-11-14
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2003:    6,792,326 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2003	December 31, 2002
	(amounts in thousands, except share data)
Assets
Cash and due from banks	$24,960	$18,113
Interest-bearing deposits in banks	542	8,205
Federal funds sold	—	25,170
Securities available for sale, at fair value	136,429	106,843
Restricted equity securities	4,582	3,784

Loans, net of unearned income	685,098	542,834
Less allowance for loan losses	9,079	7,538
Loans, net	676,019	535,296
Premises and equipment	26,117	20,774
Goodwill and intangible assets	30,851	9,522
Other assets	19,728	14,265
Total assets	$919,228	$741,972

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$96,406	$56,795
Interest-bearing deposits	615,883	523,453
Total deposits	712,289	580,248

Federal funds purchased and securities sold Under repurchase agreements	14,455	11,538
Federal Home Loan Bank advances	75,825	63,654
Other borrowings	233	820
Other liabilities	6,254	9.935
Company guaranteed trust preferred securities	15,000	15,000
Total liabilities	824,056	681,195

Stockholders’ Equity: Capital Stock-no par value. Authorized 20,000,000 Shares. 6,792,326 shares issued and outstanding at September 30, 2003; 5,356,946 shares issued and outstanding at December 31, 2002	67,888	35,658
Retained earnings	26,626	23,130
Accumulated other comprehensive income, net of tax	658	1,989
Total stockholders’ equity	95,172	60,777
Total liabilities and stockholders’ equity	$919,228	$741,972

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(amounts in thousands, except per share data)
Interest income:
Loans, including fees	$10,480	$8,604	$30,185	$25,220
Investment securities:
Taxable	882	948	2,817	2,938
Nontaxable	169	173	495	526
Federal funds sold	11	30	117	69
Interest-bearing deposits in banks	9	7	26	25
Total interest income	11,551	9,762	33,640	28,778

Interest expense:
Deposits	2,723	2,738	8,599	8,627
Federal funds purchased and securities sold under repurchase agreements	45	57	128	190
Federal Home Loan Bank advances	703	743	2,068	2,193
Other borrowings	215	38	642	92
Total interest expense	3,686	3,576	11,437	11,102

Net interest income	7,865	6,186	22,203	17,676

Provision for loan losses	861	202	1,251	589

Net interest income after Provision for loan losses	7,004	5,984	20,952	17,087

Other income:
Service charges on deposit accounts	1,266	852	3,540	2,610
Mortgage origination fees	698	429	1,981	964
Insurance commissions	138	152	431	447
Gain on sale of securities	78	33	155	170
Other operating income	344	444	1,161	1,208
Total other income	2,524	1,910	7,268	5,399

Other expense:
Salaries and employee benefits	4,391	3,178	12,686	9,102
Net occupancy and equipment expense	1,103	843	3,137	2,414
Other operating expenses	1,825	1,595	5,588	4,304
Total other expense	7,319	5,616	21,411	15,820

Income before income taxes	2,209	2,278	6,809	6,666

Income tax expense	731	744	1,887	2,156

Net income	$1,478	$1,534	$4,922	$4,510

Earnings per share:
Basic	$0.25	$0.32	$0.89	$0.95
Diluted	$0.24	$0.31	$0.86	$0.92

Weighted average shares
Basic	5,848	4,767	5,532	4,762
Diluted	6,054	4,918	5,717	4,903

Cash dividends per common share	$0.090	$0.085	$0.265	$0.250

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands) (unaudited)

Net Income	$1,478	$1,534	$4,922	$4,510

Unrealized gains (losses) on securities Available-for-sale arising during period, net of tax	(1,008)	622	(1,235)	1,104

Reclassification adjustment for gains realized on Securities available-for-sale in net income, net of tax	(48)	(20)	(96)	(105)

Other comprehensive income (loss)	(1,056)	602	(1,331)	999

Comprehensive income	$422	$2,136	$3,591	$5,509

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2003

	(Dollars in thousands)
	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2002	5,357	$35,658	$23,130	$1,989	$60,777

Net income	—	—	4,922	—	4,922

Options excercised	39	370	—	—	370

Dividends declared $0.265 per share	—	—	(1,426)	—	(1,426)

Purchase of First National Bank of the South	1,397	31,869			31,869

Payment for fractional shares in connection with business combinations	(1)	(9)	—	—	(9)

Other comprehensive loss	—	—	—	(1,331)	(1,331)

Balance, September 30, 2003	6,792	$67,888	$26,626	$658	$95,172

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2003	2002
	(amounts in thousands)
Operating Activities
Net income	$4,922	$4,510
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	1,378	1,078
Provision for loan losses	1,251	387
Amortization and (accretion), net	654	126
Securities (gains) losses, net	(155)	(170)
Net (increase) decrease in other assets	1,017	(2,207)
Net decrease in other liabilities	(4,297)	(1,412)
Net cash provided by operating activities	4,770	2,312

Investing Activities
Purchase of investment securities available for sale	(85,363)	(26,802)
Proceeds from sales of investment securities available for sale	7,641	17,345
Principal collections and maturities of investment securities available for sale	61,767	14,303
Net (increase) decrease in Federal Home Loan Bank stock	(146)	(1,766)
Net (increase) decrease in interest-bearing deposits in other banks	7,713	(1,440)
Net (increase) decrease in federal funds sold	28,149	(18,319)
Net increase in loans	(54,686)	(32,835)
Net cash acquired in business combination	5,452	—
Proceeds from sales of real estate acquired through foreclosure	779	383
Purchases of premises and equipment	(3,998)	(2,313)
Sales of premises and equipment	1,497	—
Net cash used in investing activities	(31,195)	(51,444)

Financing Activities
Net increase in deposits	28,565	42,658
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	2,917	(5,318)
Proceeds from issuance of long-term debt, other borrowings and Federal Home Loan Bank advances	15,502	19,689
Payments on long-term debt, other borrowings and Federal Home Loan Bank advances	(12,656)	(8,303)
Dividends paid to stockholders	(1,426)	(1,190)
Proceeds from issuance of common stock	370	217
Net cash provided by financing activities	33,272	47,753

Net increase (decrease) in cash and due from banks	6,847	(1,379)

Cash and due from banks at beginning of period	18,113	18,097

Cash and due from banks at end of period	$24,960	$16,718

Supplemental disclosure of cash paid during the period for:
Interest	$11,859	$12,867
Income taxes	$2,134	$2,771

Acquisition of Subsidiary
Capital stock issued	$31,869	$—

Assets acquired (liabilities assumed)

Cash and due from banks	$5,452

Securities available for sale	16,891

Federal funds sold	2,979

Interest-bearing deposits in banks	50

Loans, net	88,467

Premises and equipment	5,662

Goodwill	19,043

Core deposit intangible	2,354

Other assets	6,280

Deposits	(104,092)

Other borrowings	(9,522)

Other liabilites	(1,695)

$31,869

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.        BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. and its wholly-owned banking subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica and First National Bank of the South, and its consumer finance company, Community Loan Company (collectively “the Company”).  Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

	September 30,
	2003	2002
	(Dollars in thousands)

Net income, as reported	$4,922	$4,510
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	79	59
Pro forma net income	$4,843	$4,451
Earnings per share:
Basic - as reported	$0.89	$0.95
Basic - pro forma	$0.88	$0.94
Diluted - as reported	$0.86	$0.92
Diluted - pro forma	$0.85	$0.91

NOTE 3.        EARNINGS PER COMMON SHARE (in thousands, except per share data)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002.

	Quarters ended September 30,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	5,848	4,767

Net income	$1,478	$1,534

Basic earnings per share	$0.25	$0.32

Diluted Earnings Per Share:
Weighted average common shares outstanding	5,848	4,767
Net effect of the assumed exercise of stock Options based on the treasury stock method Using average market prices for the period	206	151
Total weighted average common shares and Common stock equivalents outstanding	6,054	4,918

Net income	$1,478	$1,534

Diluted earnings per share	$0.24	$0.31

	Nine Months ended September 30,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	5,532	4,762

Net income	$4,922	$4,510

Basic earnings per share	$0.89	$0.95

Diluted Earnings Per Share:
Weighted average common shares outstanding	5,532	4,762
Net effect of the assumed exercise of stock Options based on the treasury stock method using average market prices for the period	185	141
Total weighted average common shares and Common stock equivalents outstanding	5,717	4,903

Net income	$4,922	$4,510

Diluted earnings per share	$0.86	$0.92

NOTE 4.        MERGER AGREEMENT WITH BALDWIN BANCSHARES, INC.

On August 29, 2003, the Company completed the merger of Baldwin Bancshares, Inc., the parent company of First National Bank of the South, (“FNB”) in Milledgeville, Georgia.  The Company issued 1,397,584 shares of its capital stock in exchange for all of the issued and outstanding common shares of Baldwin Bancshares, Inc.  The acquisition has been accounted for as a purchase resulting in goodwill of approximately $19,043,000.  First National Bank of the South’s results of operations from September 1, 2003 to September 30, 2003 are included in the consolidated results of operations for the quarter and year ended September 30, 2003.

The following unaudited pro forma information for revenues and net income presents results as if the combination had occurred at the beginning of each period.

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)

Revenues
GB&T Bancshares, Inc.	$40,109	$34,096
Baldwin Bancshares, Inc.	6,955	7,386
Total Revenues	$47,064	$41,482

Net Income
GB&T Bancshares, Inc.	$4,788	$4,510
Baldwin Bancshares, Inc.	981	1,206
Total Net Income	$5,769	$5,716

NOTE 5.        RECENT ACCOUNTING DEVELOPMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002.  As of September 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclose.

NOTE 6.        RECENT DEVELOPMENTS

On August 29, 2003, GB&T Bancshares, Inc. entered into a letter of intent to acquire Southern Heritage Bancorp, a Georgia corporation (“Southern Heritage”), and its wholly owned subsidiary, Southern Heritage Bank.  Negotiations with respect to the proposed acquisition are ongoing.  The proposed acquisition is subject to the execution of a definitive agreement and appropriate corporate shareholder and regulatory approvals.  There can be no assurances that this proposed acquisition will be consummated.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNB”) and Community Loan Company during the periods included in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of GB&T Bancshares, Inc. (the “Company”) are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, and other statements that are not historical facts.  When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Balance Sheets

Our total assets increased $177.3 million or 23.89% for the period ended September 30, 2003 compared to December 31, 2002.  The acquisition of FNB accounted for approximately $149.9 million of this increase.  The increase, exclusive of FNB, consists of an increase in loans of $51.4 million and an increase in securities of $14.1 million.  This increase is partially offset by decreases in federal funds sold of $25.2 million and interest-earning deposits of $7.7 million.

Total deposits have increased $132.0 million, or 22.76% during the period ended September 30, 2003 compared to December 31, 2002.  The acquisition of FNB accounted for approximately $105.3 of this increase.  Noninterest-bearing deposits increased $18.6 million and interest-bearing deposits increased $8.1 million during the period, both exclusive of FNB.   Loan growth was ahead of deposit growth resulting in a loan to deposit ratio of 96.18% at September 30, 2003 compared to 93.55% at December 31, 2002.

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of September 30, 2003, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $14.5 million compared to $11.5 million at December 31, 2002.

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

Our liquidity ratio was 16.72% at September 30, 2003, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

We purchased a piece of property in May 2003 in Gainesville, Georgia for the purpose of locating an operations center for the Company’s operations and data processing. The approximate cost of the property was $1,168,000. We anticipate the construction of the operations center to be completed in 2004 with an approximate cost of $2.7 million.

As of September 30, 2003, the Company and the Banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of September 30, 2003
Total Capital to Risk Weighted Assets:
Consolidated	12.34%	8%	N\A
Gainesville Bank & Trust	10.07%	8%	10%
United Bank & Trust	12.58%	8%	10%
Community Trust Bank	12.23%	8%	10%
HomeTown Bank of Villa Rica	10.62%	8%	10%
First National Bank of the South	11.25%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	11.08%	4%	N\A
Gainesville Bank & Trust	8.95%	4%	6%
United Bank & Trust	11.36%	4%	6%
Community Trust Bank	10.98%	4%	6%
HomeTown Bank of Villa Rica	9.36%	4%	6%
First National Bank of the South	10.41%	4%	6%
Tier I Capital to Average Assets:
Consolidated	9.69%	4%	N\A
Gainesville Bank & Trust	7.10%	4%	5%
United Bank & Trust	8.41%	4%	5%
Community Trust Bank	8.80%	4%	5%
HomeTown Bank of Villa Rica	7.19%	4%	5%
First National Bank of the South	8.08%	4%	5%

Results of Operations

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.17% for the nine months ended September 30, 2003, compared to 4.44% for the same period in 2002, a decrease of 27 basis points.  This decrease resulted from a 91 basis point decrease in the yield on earning assets and a 67 basis point decrease in the effective cost of funds.  The decreased yield on earning assets was primarily due to lower yields on loans.  This was largely due to a 50 basis point decrease in the average Prime rate as compared to the prior year to date.  The decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.

The results of operations for the three and nine months ended September 30, 2003, includes First National Bank of the South, which became part of the Company effective August 29, 2003.  The merger was accounted for as a purchase; therefore, results for FNB have been included since September 1, 2003.

Net Interest Income.  Net interest income increased $1,679,000 or 27.14% for the three months ended September 30, 2003 compared to the same period in 2002.  The net increase consists of an increase in interest income of $1,789,000 or 18.33% less an increase in interest expense of $110,000 or 3.08% for the three month period.  This increase consists of a volume variance of $2,255,541 and a rate variance of ($576,541).  Net interest income increased $4,527,000 or 25.61% for the nine months ended September 30, 2003 compared to the same period in 2002.  The net increase consists of an increase in interest income of $4,862,000 or 16.89% less an increase in interest expense of $335,000 or 3.02% for the nine-month period.   This increase consists of a volume variance of $5,930,520 and a rate variance of ($1,403,520).

Provision for Loan Losses.  Our provision for loan losses increased by $659,000 or 326.24% during the three months ended September 30, 2003 as compared to the same period in 2002.  Our provision for loan losses increased by $662,000 or 112.39% during the nine months ended September 30, 2003 as compared to the same period in 2002.  These increases directly relate to a provision taken in September at HTB attributable to one loan relationship commented on by its regulators.  The loan is currently performing and is secured by real estate.  The Company believes that there is sufficient collateral to cover this loan.  The analysis below indicates an increase of $236,000 in net charge-offs for the nine months ended September 30, 2003 as compared to the same period in 2002 which is directly attributable to the acquisitions of HTB and FNB.  HTB had net charge-offs of $291,000 and FNB had net recoveries of $19,000 for the nine months ended September 30, 2003.  Other changes compared to 2002 include a decrease in recoveries at one affiliate bank and a decrease in net charge-offs at Community Loan Company, our consumer finance company.  The allowance for loan losses at September 30, 2003 was $9,079,000 or 1.33% of total loans compared to 1.28% at September 30, 2002.  Based on its evaluation, management believes the allowance is adequate to absorb any potential loan losses at September 30, 2003.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine-month period ended September 30, 2003 and 2002.

	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$577,171	$435,408

Allowance for loan losses balance, beginning of period	$7,538	$5,522

Less charge-offs
Commercial loans	(83)	—
Real estate loans	(284)	(2)
Consumer loans	(478)	(680)
Total Charge-offs	(845)	(682)

Plus recoveries
Commercial loans	22	1
Real estate loans	19	174
Consumer loans	246	185
Total recoveries	287	360
Net charge-offs	(558)	(322)

Plus provision for loan losses	1,251	589

Plus allowance related to acquired loans	848	—

Allowance for loan losses balance, end of period	$9,079	$5,789

Net charge-offs to average loans (annualized)	0.13%	0.10%

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate an increase of $3,468,000 in nonaccrual loans which was partially due to the acquisitions of HTB and FNB, which represented $1,191,000 and $67,000, respectively, of the increase.  The remaining increase represents two loans at the lead bank for $1,408,000 and  $812,000, both of which are secured by real estate.  The Company believes there is sufficient collateral to cover these loans, therefore any loss on these loans is expected to be minimal.  Approximately 59%, or $428,000 of the nonaccrual consumer loan balance at September 30, 2003, is related to Community Loan Company.  The table presents a decrease of $141,000 in past due loans over 90 days.  This decrease consists of net decreases at two of the affiliate banks of $587,000 offset by an increase of $162,000 at Community Loan Company and an increase of $297,000 due to the acquisition of FNB.  Community Loan Company accounts for approximately 59%, or $440,000 of the past due loan balance at September 30, 2003.  Due to the nature of the consumer finance business, we believe that the level of nonaccrual loans and past due loans over 90 days for Community Loan Company is normal and will consistently remain higher than those seen in the banking industry.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.   There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	September 30, 2003
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in Thousands)

Real estate loans	$3,802	$—	$—
Commercial loans	322	—	—
Consumer loans	725	750	—
Total	$4,849	$750	$—

	September 30, 2002
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in Thousands)

Real estate loans	$643	$466	$—
Commercial loans	172	5	—
Consumer loans	566	420	—
Total	$1,381	$891	$—

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

Other Income.  Other income for the three months ended September 30, 2003, increased by $614,000 or 32.15% compared to the same period in 2002.  Service charges increased by $414,000 and mortgage origination fees increased by $269,000. The increase in service charges is directly related to the increase in deposit accounts and the inclusion of HTB for the three and nine month periods ended September 30, 2003 and FNB for September 2003.  Other income for the nine months ended September 30, 2003, increased $1,869,000 or 34.62% compared to the same period in 2002.  Mortgage origination fees increased by $1,017,000 and service charges increased by $930,000.  Mortgage origination fees increased as a result of refinancing activity spurred by the decline in mortgage rates.

Other Expense.  Other expenses increased by approximately $1,703,000 or 30.32% for the three months ended September 30, 2003 compared to the same period in 2002.  The increase is due primarily to an increase in salaries and employee benefits of $1,213,000.  Net occupancy and equipment expenses increased $260,000 and other operating expenses increased $230,000.  Other expenses increased by approximately $5,591,000 or 35.34% for the nine months ended September 30, 2003 compared to the same period in 2002.  The increase is due primarily to an increase in salaries and employee benefits of $3,584,000, an increase in net occupancy and equipment expense of $723,000, an increase in marketing and public relations of $223,000, and an increase of $308,000 in supplies, postage and telephone.  Also, a loss of $315,000 recorded on the sale of a building in Hiram, Georgia resulted in an increase to other operating expenses.  The increase in salaries and employee benefits is partially due to HTB and FNB, which accounted for $1,519,000 and $209,000, respectively, of the increase and also an increase of 11 employees, exclusive of HTB and FNB, as of September 30, 2003, compared to the same period in 2002.

Income Tax Expense.  Income tax expense decreased by $269,000 for the nine-month period ended September 30, 2003, compared to the same period last year. The effective tax rate for the period ended September 30, 2003 was 27.71%, compared to 32.34% for the same period in 2002.  The decrease in the effective tax rate is primarily due to the tax effect of the net operating loss carry forward at HTB.

Net Income.  Net income decreased by $56,000 or 3.65%, for the three months ended September 30, 2003 compared to the same period in 2002.  Net income increased by $412,000 or 9.14% for the nine months ended September 30, 2003 compared to the same period in 2002.

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

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)

Commitments to extend credit	$123,089	$99,362
Standby letters of credit	5,005	4,388
Credit card commitments	5,449	4,975
Total	$133,543	$108,725

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our net interest income and the fair value of our financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. We actively manage our exposure to interest rate fluctuations through policies established by the Asset/Liability Management Committee (the “ALCO”). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Banks.  Management believes that the market risk of the Company’s financial instruments has not changed materially since December 31, 2002.  See “Item 7A” of the Company’s Annual Report on Form 10-K for a more complete discussion.

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

There have been no changes in our internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1         Rule 13a-14(a) Certification of Principal Executive Officer

31.2         Rule 13a-14(a) Certification of Principal Financial Officer

32.1         Section 1350 Certification of Principal Executive Officer

32.2         Section 1350 Certification of Principal Financial Officer

(b)         Reports on Form 8-K

We furnished a report on Form 8-K on July 17, 2003 to report earnings for the quarter ending June 30, 2003.  We filed a report on Form8-K on September 10, 2003 to report the completion of the acquisition of Baldwin Bancshares, Inc. and to report the signing of a letter of intent to acquire Southern Heritage Bancorp, both effective August 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:	11/14/2003	BY:	/s/ Richard A. Hunt
Richard A. Hunt President and Chief Executive Officer

DATE:	11/14/2003	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby Executive Vice President & Chief Financial Officer