Form 10-K
period 2003-12-31
GB&T BANCSHARES INC
filed 2004-03-15
CIK 1061068

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003
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
Registrant's telephone number, including area code: (770) 532-1212
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the registrant's capital stock held by nonaffiliates as of June 30, 2003 was approximately $114,260,451. For this purpose, directors and executive officers have been assumed to be affiliates.

        As of March 1, 2004, the Company had issued and outstanding 6,813,354 shares of the 20,000,000 authorized shares of its no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2003 fiscal year end are incorporated by reference into Part III of this report.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," of GB&T Bancshares, Inc. (the "Company") are "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

        Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

The Company

        GB&T Bancshares, Inc. (the "Company") was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, we acquired all of the outstanding common stock of Gainesville Bank & Trust ("GB&T") in exchange for 1,676,160 shares of $5 par value common stock. The acquisition was accounted for as a pooling of interests. At December 31, 2003, we had five wholly-owned bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica and First National Bank of the South, (collectively the "Banks") and a consumer finance company, Community Loan Company.

        We operate as a multi-bank holding company. At December 31, 2003, we also held common stock in one de novo bank in Georgia, representing a less than 5% ownership. Our plans include aggressively exploring opportunities through mergers and acquisitions. As of March 1, 2004, there are 39 employees of the holding company. The increase since year-end represents the move of operations staff from GB&T to the holding company.

Gainesville Bank & Trust

        GB&T, located in Gainesville, Hall County, Georgia, was incorporated under the laws of the State of Georgia on July 20, 1987 and commenced operations as a Georgia state-chartered bank on February 1, 1988.

        GB&T conducts business from its main office facility at 500 Jesse Jewell Parkway, Gainesville, Georgia, which is owned jointly by GB&T and a related party. GB&T occupies over 90% of this facility. The remainder of this facility is currently under lease to one tenant unrelated to GB&T. GB&T has four full-service and one limited service branch in Gainesville, Georgia, one branch in Oakwood, Georgia and one branch in Buford, Georgia.

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

        UB&T provides a full range of banking services to customers within its primary market area of Polk and Bartow Counties and surrounding counties. UB&T offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. UB&T also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machines, internet banking and telephone banking.

Community Trust Bank

        Community Trust Bank ("CTB") is located in Hiram, Paulding County, Georgia and was also incorporated under the laws of the State of Georgia and commenced operations as a Georgia state-chartered bank in 1988. On June 30, 2001, CTB was acquired by the Company in a business combination accounted for as a pooling of interests.

        CTB conducts business from its main office facility at 3844 Atlanta Highway, Hiram, Georgia. CTB has branches in Dallas, Marietta, Kennesaw and Acworth, Georgia.

        CTB provides a full range of banking services to customers within its primary market areas of Paulding and Cobb Counties and surrounding counties. CTB offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. CTB also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machines, internet banking and telephone banking.

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

        HTB provides a full range of banking services to customers within its primary market areas of Carroll and Paulding Counties and surrounding counties. HTB offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. HTB also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machines, internet banking and telephone banking.

First National Bank of the South

        First National Bank of the South ("FNB") is located in Milledgeville, Baldwin County, Georgia and operates as a national banking association incorporated under the laws of the United States. The bank was chartered on July 3, 1989 under the name First National Bank of Baldwin County. On October 13, 1999, the bank changed its name to First National Bank of the South. On August 31, 2003, FNB was acquired by the Company in a business combination accounted for as a purchase.

        FNB conducts business from its main office facility at 2501 North Columbia Street in Milledgeville, Georgia. FNB has a branch located at East Hancock Street in Milledgeville, Georgia and a branch in the Lake Oconee area of Putnam County, Georgia.

        FNB provides a full range of banking services to customers within its primary market areas of Baldwin and Putnam Counties and surrounding counties. FNB offers checking accounts, money market accounts, savings accounts, certificates of deposit, commercial, small business, real estate, consumer, home equity and automobile loans. FNB also offers a variety of other traditional banking services to its customers, including drive-up and night depository facilities and 24-hour automated teller machines, credit cards, internet banking and telephone banking.

Community Loan Company

        Community Loan Company ("CLC") was formed in 1995 as a consumer finance company. CLC was acquired by the Company in 2001 as part of the acquisition of Community Trust Financial Services, Inc. and its subsidiary, CTB. CLC operates eight offices located in the North Georgia cities of Woodstock, Rockmart, Rossville, Gainesville, Dalton, Rome, Dahlonega and Cartersville.

GB&T Bancshares, Inc. Statutory Trust I

        In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at the option of the Company on or after October 30, 2007. The sole assets of the grantor trust are the subordinated debentures of the Company (the "Debentures"). The Debentures have the same variable interest rate as the trust preferred securities. The Company has the right to defer interest payments on the Debentures for up to 20 consecutive quarterly periods (five years), so long as the Company is not in default under the Debentures. See the notes to the consolidated financial statements for further information on the trust.

Market Area and Competition

        Our Banks compete with local as well as with regional financial institutions in all of our markets. In addition, the banks compete with credit unions and various other finance companies. The banking business continues to be competitive in the Hall, Gwinnett, Cobb, Polk, Paulding, Bartow Carroll, Baldwin and Putnam County markets. The banking industry continues to experience increased competition for deposits from brokerage firms and money market funds.

        As a whole, the banking industry in Georgia is highly competitive. We compete with institutions, some of which have much greater financial resources than our Banks do, and which may be able to offer more services to their customers. In recent years, intense market demands, economic pressures, and increased customer awareness of products, services, and the availability of electronic services have forced banks to diversify their services and become more cost-effective. Our Banks face strong competition in attracting and retaining deposits and loans.

        Direct competition for deposits comes from other commercial banks, savings banks, credit unions and issuers of securities, such as shares in money market funds. Interest rates, convenience, products and services, and marketing are all significant factors in the competition for deposits.

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

Lending Activities

        We originate loans primarily secured by single family real estate, residential construction, owner-occupied commercial buildings, and other loans to small businesses and individuals. In addition, loans are made to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes. We also lend to residential contractors and developers in the Hall, Gwinnett, Cobb, Polk, Paulding, Bartow, Carroll, Baldwin and Putnam County areas.

        In addition, GB&T originates loans to small businesses secured by real estate and other collateral, which loans are in part (up to 75% of each loan) guaranteed by the U.S. Small Business Administration.

        Our commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and often mortgages on the principals' personal residences.

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

        Risks associated with loans made by us include, but are not limited to, the real estate markets in Hall, Gwinnett, Cobb, Polk, Carroll, Bartow, Paulding, Baldwin and Putnam Counties, fraud, deteriorating or non-existing collateral, general economic conditions, interest rate risk, and deteriorating borrower financial conditions.

        Our Boards of Directors establish and periodically review the Banks' lending policies and procedures. State banking regulations provide that no secured loan relationship may exceed 25% of the Banks' statutory capital or net assets, as defined, and no unsecured loan relationship may exceed 15% of statutory capital, except in limited circumstances. National banking regulations provide that no loan relationship may exceed 15% of the Banks' Tier 1 capital. Our Banks occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds the Banks' legal lending limits.

Deposits

        Checking, savings, money market accounts, and certificates of deposit are the primary sources of funds for investing in loans and securities. We obtain most of our deposits from individuals and businesses in our market areas. We do not solicit deposits by offering depositors rates of interest on certificates of deposit or money market accounts significantly above rates paid by other local competitors. A secondary source of funding is through advances from the Federal Home Loan Bank of Atlanta, subordinated debt and other borrowings which enable us to borrow funds at rates and terms, which at times, are more beneficial to us.

Securities

        After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in Federal funds with our correspondents and primarily act as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.

Asset/Liability Management

        It is our objective to manage our assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, securities, borrowing and capital policies. Certain officers are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of core deposits, which include deposits of all categories from individuals and businesses. Management seeks to invest the largest portion of our assets in loans.

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

        We have grown from our initial capital base of $7 million to a total asset base of approximately $944 million as of December 31, 2003. The continued growth in total assets and loans was generated almost exclusively from deposits obtained from our market areas and through acquisitions. The loan portfolio of $710 million as of December 31, 2003 is comprised of commercial loans ($51 million), loans secured by real estate ($626 million), and consumer and other loans ($33 million).

Employees

        As of December 31, 2003, we had 380 full-time equivalent employees, of which 132 were employed by GB&T, 38 were employed by UB&T, 69 were employed by CTB, 23 were employed by CLC, 49 were employed by HTB, 53 were employed by FNB and 16 were employed by the Company. We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

SUPERVISION AND REGULATION

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

        GBT, UBT, CTB, and HTB are state banks incorporated under the laws of Georgia and are subject to examination by the Georgia Department and the Federal Deposit Insurance Corporation ("FDIC"). FNB is a nationally chartered bank incorporated under the laws of the United States and is subject to examination by the FDIC and the Office of the Comptroller of the Currency ("OCC"). The Banks' deposits are insured by the FDIC to the maximum extent provided by law. The FDIC, OCC and the Georgia Department regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

        Affiliate Transactions.    Unless an exemption applies, sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all transactions with an affiliate be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

        To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file declaration with the Federal Reserve of its intention to become a financial holding company. The Company has not filed an application to become a financial holding company.

        The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the Securities and Exchange Commission (the "SEC")

and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator. As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

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

        The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

        Safety and Soundness Standards.    The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

        Community Reinvestment Act.    Under the Community Reinvestment Act ("CRA"), the Banks, as FDIC insured institutions, have a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. The Banks have received satisfactory ratings in their CRA examinations.

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

        Georgia Fair Lending Act.    The Georgia Fair Lending Act ("GFLA") imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

Available Information

        The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. These filings are available to the public at the SEC's website at http://www.sec.gov. The Company also has a website at http://www.gbt.com. On the website, the Company provides hyperlinks to copies of the annual, quarterly and current reports that the Company files with the SEC, any amendments to those reports and press releases.

        The Company is in the process of developing its code of ethics that applies to its executive officers and anticipates that the code will be publicly available by May 4, 2004.

ITEM 2.    PROPERTIES

        GB&T's main office is owned jointly by GB&T and a related party. The three-story building, consisting of 28,496 square feet, is located in downtown Gainesville at the intersection of Jesse Jewell Parkway and Race Street. GB&T occupies over 90% of the building, with remaining space presently leased to one unrelated tenant. GB&T's main office also has a drive-in automated teller machine.

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

        GB&T operates an automated teller machine in a local business in Gainesville, Georgia.

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

        CTB leases space in shopping center facilities in Marietta and Kennesaw. CTB also leases space in Acworth for a loan production office.

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

        FNB's main office is located at 2501 North Columbia Street in Milledgeville, Georgia. The main office building is owned by FNB and has a 50-year ground lease. It contains approximately 17,000 square feet of space and has an automated teller machine.

        FNB has a branch located at 241 East Hancock Street in Milledgeville, Georgia. This building is owned by FNB and contains approximately 2,200 square feet of space. FNB also has a branch at 1105 Lake Oconee Parkway in Eatonton, Georgia. The building is owned by FNB and has approximately 6,000 square feet of space. Both locations have an automated teller machine.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)
  Effective January 5, 1999, we listed our stock on The NASDAQ Stock Market under the symbol "GBTB." The following table sets forth the high and low closing sales prices for our capital stock for the periods set forth below as reported on The NASDAQ Stock Market. The sales prices indicated reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Price
Calendar Period
	Low	High
2002
First Quarter	$13.40	$16.20
Second Quarter	15.25	18.75
Third Quarter	15.41	17.75
Fourth Quarter	15.95	18.90
2003
First Quarter	$17.77	$19.36
Second Quarter	18.98	25.00
Third Quarter	21.80	25.39
Fourth Quarter	22.25	24.48
  (b)
  As of March 1, 2004, there were approximately 2,343 holders of record of our capital stock.

  (c)
  We paid a cash dividend of $.36 and $.34 per share on our capital stock for the years ended December 31, 2003 and 2002, respectively. We anticipate continuing to pay a quarterly dividend in the future. Any declaration and payment of dividends will be based on our earnings, economic conditions, and the Board of Directors' evaluation of other relevant factors. Our ability to pay dividends will also be dependent on cash dividends paid to us by our Banks. The ability of our Banks to pay dividends to us is restricted by applicable regulatory requirements. See "Supervision and Regulation."

Equity Compensation Plan Information

        See "Item 12—Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Information" for disclosure regarding the Company's equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes. The year ended December 31, 2003 includes the acquisition of FNB which was accounted for as a purchase. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2003, 2002 and 2001 for further discussion on the acquisition of FNB.

	As of and For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Total Loans	$709,958	$542,834	$418,656	$384,691	$324,355
Total Deposits	728,629	580,248	426,758	401,302	345,252
Total Borrowings	108,781	91,012	70,169	64,299	48,460
Total Assets	944,278	742,232	547,845	512,496	439,697
Interest Income	46,792	38,956	42,349	41,794	32,701
Interest Expense	15,288	14,897	20,893	20,797	14,077
Net Interest Income	31,504	24,059	21,456	20,997	18,624
Provision for Loan Losses	1,406	845	1,306	1,149	1,896
Net Interest Income After Provision	30,098	23,214	20,150	19,848	16,728
Non-Interest Income	9,928	8,062	6,329	4,362	3,712
Non-Interest Expense	29,693	21,748	21,158	17,831	15,703
Income Before Income Taxes	10,333	9,528	5,321	6,379	4,737
Provision for Income Taxes	2,608	3,019	1,745	2,082	1,405
Net Income	7,725	6,509	3,576	4,297	3,332
Net Income Per Share:
Basic	1.32	1.35	.76	.93	.72
Diluted	1.29	1.33	.74	.90	.69
Cash Dividends Declared	..36	..34	..29	..24	..20
Book Value Per Share	14.25	11.27	9.36	8.72	7.82
Tangible Book Value Per Share	9.39	9.49	9.24	8.58	7.64
Weighted Average Shares:
Basic	5,850	4,813	4,676	4,640	4,601
Diluted	5,975	4,900	4,816	4,791	4,801

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        GB&T Bancshares, Inc. headquartered in Gainesville, Georgia consists of a network of profitable community banks in growth areas of Georgia with more than $944 million in assets. Bank affiliate autonomy serves the unique needs of each community we serve. We focus on strong asset quality, sound management teams and use economies of scale to enhance profitability. Our results reflect a combination of internal and acquisition growth. We have had acquisitions in each of the three previous years. We continue to build infrastructure to support the growth we have realized.

        We consider the following key financial indicators as we grow the company.

    Key Financial Performance Indicators:

    Net income
    Earnings per share
    Loan and deposit growth
    Credit quality

    2003 Financial Performance vs. 2002

    Net income $7.7 million, up 18.7%.
    Diluted EPS $1.29 compared to $1.33.

    Net interest margin of 4.23% compared to 4.39%
    Loan growth of $167.1 or 30.8%. (14.1% excluding acquisitions)
    Deposit growth of $148.4 or 25.6%. (7.6% excluding acquisitions)

    Credit quality:

    Nonperfoming assets ratio of .60% down from 1.11% in 2002.
    Past dues over 90 days as a percentage of total loans of .07% down from .33% at year end 2002.
    Net chargeoff ratio of .18% compared to .15% for 2002.

        On January 26, 2004, the Company signed a definitive agreement for the merger of Southern Heritage Bancorp, Inc. into GB&T Bancshares, Inc. The terms of the agreement call for the exchange of 1.063 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Southern Heritage Bancorp, Inc., or within limits, that a portion of the acquisition price be paid in cash, at the option of Southern Heritage Bancorp, Inc. shareholders. The merger is subject to approval of the shareholders of Southern Heritage Bancorp, Inc. and regulators.

        On February 11, 2004, the Company signed a definitive agreement to acquire Lumpkin County Bank. The terms of the agreement call for the exchange of 0.82 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Lumpkin County Bank. The merger is subject to approval of the shareholders of Lumpkin County Bank and regulators.

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

Business Acquisitions

        On August 31, 2003, we completed the acquisition of Baldwin Bancshares, Inc., the parent company of First National Bank of the South in Milledgeville, Georgia. The Company issued 1,397,451 shares of its capital stock in exchange for all of the issued and outstanding common shares of Baldwin Bancshares, Inc. The acquisition was accounted for as a purchase resulting in goodwill of approximately $21,318,000. The results of operations for the year ended December 31, 2003 include the results of operations for FNB since the date of acquisition, which represents four months of operations. The year ended December 31, 2002 does not include results of operations for FNB.

        The results of operations for the year ended December 31, 2003, includes twelve months of operations for HTB compared to one month of operations included in the year ended December 31, 2002 due to the acquisition of HTB being consummated on November 30, 2002.

Summary

        During 2003 and 2002, we continued to experience moderate internal growth in interest-earning and total assets which was funded by increases in deposits, borrowings, and the retention of net profits. During 2003, we experienced additional growth through the acquisition of FNB as explained below. We recorded net income of $7,725,000 and $6,509,000 for the years ended December 31, 2003 and 2002, respectively. Total equity at December 31, 2003 increased to $96,843,000 from $60,353,000, or $36,490,000 from December 31, 2002. The aforementioned acquisition of FNB accounted for $31,869,000 of this increase.

Balance Sheets

        Our total assets increased $202.0 million or 27.2% for the year ended December 31, 2003 compared to $194.4 million or 35.5% for the same period in 2002. The acquisition of FNB accounted for approximately $150.7 million of this increase. The increase in total assets for the year ended December 31, 2003, exclusive of FNB, consists primarily of an increase in interest-earning assets of $58.4 million or 8.5% compared to an increase of $61.9 million or 12.2% during the same period in 2002, exclusive of HTB. The overall growth in 2003 and 2002 is consistent with management's plans. The competition for deposits plays an important role in the overall growth of the Company.

        Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans increased 30.8% or $167.1 million for the year ended December 31, 2003. Exclusive of FNB, which represented $89.3 million of this increase, total loans increased 14.1%. This increase is compared to an increase of 29.7% or $124.2 million during 2002. Exclusive of HTB, which represented $91.2 million of this increase, total loans increased 7.9%. As of December 31, 2003, our loan-to-deposit ratio was 97.4% compared to 93.6% in 2002. At December 31, 2003 and 2002, we had total outstanding borrowings of $108.8 million and $91.0 million, respectively. These funds have been used to fund loan growth. The utilization of borrowings to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-funds ratio was 84.8% and 80.9% at December 31, 2003 and 2002, respectively.

        During 2003, total deposits grew by $148.4 million, or 25.6%. Exclusive of FNB, which accounted for $104.0 million of this increase, total deposits grew $44.4 million or 7.6% compared to an increase of $40.2 million or 9.4% in 2002, exclusive of HTB. The increase in 2003, exclusive of FNB, consists primarily of an increase in interest-bearing deposits of $24.2 million or 4.6% compared to an increase of $45.4 million or 12.2% during 2002.

        The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan demand declined slightly during 2001 and continued to decline throughout 2002. In 2003, the economy began to show signs of improvement. Our growth has not been significantly impacted by the previously mentioned economic conditions.

        We attempt to reduce these economic and credit risks not only by adherence to our lending policy, which includes loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we periodically review our lending policies and procedures.

Liquidity and Capital Resources

        Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, we maintain relationships with correspondent banks which could provide funds on short notice. As of December 31, 2003, we had borrowed under federal funds purchase lines and securities sold under repurchase agreements $17.3 million compared to $11.5 million as of December 31, 2002. These borrowings typically mature within one to four business days.

        The following table sets forth certain information about contractual cash obligations as of December 31, 2003.

	Payments Due after December 31, 2003
	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
Subordinated debt	$15,464	$—	$—	$—	$15,464
Operating leases	1,850	699	448	248	455
Capital commitments	2,900	2,900	—	—	—
Federal Home Loan Bank advances	75,703	20,232	10,504	19,664	25,303

Total contractual cash obligations	$95,917	$23,831	$10,952	$19,912	$41,222

        The Company's operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of the Company's cash funds.

        Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2003, our liquidity ratio was 15.09% which was above our policy minimum ratio of 15%. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2003, we had available borrowing capacity totaling approximately $125.5 million through various borrowing arrangements and available lines of credit. We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

        At December 31, 2003, our capital to asset ratios were considered well-capitalized, with the exception of FNB, based on guidelines established by the regulatory authorities. Subsequent to December 31, 2003, the Company has injected sufficient capital into FNB to return FNB to well-capitalized status. At December 31, 2003, our total capital to risk weighted assets ratio was 11.80%, our Tier 1 capital to risk weighted assets ratio was 10.62%, and our Tier 1 capital to average assets ratio was 8.63%. During 2003, we increased our capital by retaining net earnings of $7.7 million.

        Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

        The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, approximately $3,500,000 of retained earnings at the Banks were available for dividend declaration without regulatory approval.

Off-Balance Sheet Financing

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2003, we had outstanding commitments to extend credit through open lines of credit of approximately $143.6 million and outstanding standby letters of credit of approximately $5.1 million.

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

Results of Operations—For the Years Ended December 31, 2003, 2002 and 2001

        Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets decreased to 4.23% in 2003 from 4.39% in 2002. This decrease is attributable primarily to decreases in rates. In 2003, the average yield on interest-earning assets decreased to 6.28% from 7.11% in 2002 and the average yield on interest-bearing liabilities decreased to 2.33% in 2003 from 3.13% in 2002. The overall change in the interest rate spread from 2002 to 2003 was a decrease of 3 basis points. The decrease in the net interest spread is a result of increases in loan volume, which are not being offset by decreases in rates. Total average interest-earning assets increased by $197.6 million, to $745,238,000 at December 31, 2003 from the same period of 2002 and average interest-bearing liabilities increased by $178.9 million, to $655,585,000 for the same period.

        The net yield on average interest-earning assets increased by 6 basis points to 4.39% from 4.33% for the year ended December 31, 2002 as compared to 2001. The increased net yield in 2002 was primarily attributable to increases in loan volume and the significant decrease in rates paid on interest-bearing liabilities.

        Net Interest Income.    Net interest income increased by $7,445,000 to $31.5 million in 2003, compared to an increase of $2,603,000 in 2002. The increase for both years continues to reflect the continued increase in interest-earning assets during 2003 and 2002. As shown in Table 1 and Table 2 included in this annual report, the change in net interest income is the result of the increases in net volume versus changes in net interest rates.

        Provision for Loan Loss.    Provisions for loan losses increased by $561,000 during 2003 compared to a decrease of $461,000 during 2002. The provision for loan losses is the charge to operations which management believes is necessary to fund the allowance for loan losses. This provision is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations. See also allowance discussion in the Critical Accounting Policies section of this 10K.

        The following table presents details of the provision for loan loss, nonaccrual loans and related categories for each subsidiary as well as on a consolidated basis. The increase in the provision for loan losses in 2003 was primarily due to a provision taken at HTB for $679,000 that directly relates to one loan relationship commented on by its regulators. The loan is currently performing and is secured by real estate. The Company believes that there is sufficient collateral to cover this loan. The consumer related charge-offs consist of many smaller balance loans while the real estate charge-offs consist of only a few larger balance loans. Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss. Consumer loans, however, may be secured by consumer goods and automobiles, or may be unsecured, and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonaccrual loans at December 31, 2003 was 261.8%, which was up from 136.9% in 2002. This increase is due to nonaccrual loans decreasing to $3,333,000 at December 31, 2003 from $5,506,000 at December 31, 2002. This decrease in nonaccrual loans was primarily attributable to HTB whose nonaccrual loan balance at December 31, 2002 was $3,846,000 and at December 31, 2003 was $497,000. Offsetting this decrease, was an increase at one subsidiary in nonaccrual loans of $1,363,000 representing one loan relationship. During the same period, other problem loans, including past due loans greater than 90 days past due, decreased by $1,305,000 compared to a increase of $1,618,000 in 2002. The decrease in past due loans is attributable to the loan mentioned above of $1,363,000 moving from past due status to nonaccrual. Based on management's evaluations, management believes the allowance for loan losses is adequate to absorb potential losses on existing loans.

	For the year ended December 31, 2003
	GBT	UBT	CTB	CLC	HTB	FNB	CONSOLIDATED
Total charge-offs	$221	$65	$350	$204	$615	$11	$1,466
Total recoveries	66	69	121	35	79	14	384
Net charge-offs (recoveries)	155	(4)	229	169	536	(3)	1,082
Total nonaccrual loans	1,459	143	590	444	497	200	3,333
Loans past due 90 days	9	—	—	477	22	1	509
Provision for loan losses	431	—	125	151	679	20	1406
Allowance/Total loans	1.12%	1.10%	1.27%	8.27%	1.45%	.98%	1.23%
Net charge-offs (recoveries)/Average loans	.054%	(.007)%	.191%	4.942%	.468%	(.003)%	.178%
Allowance/Nonaccrual loans	229.68%	457.34%	270.34%	74.10%	384.31%	443.50%	261.81%
	For the year ended December 31, 2002
	GBT	UBT	CTB	CLC	HTB	FNB	CONSOLIDATED
Total charge-offs	$318	$74	$227	$396	$79	$—	$1,094
Total recoveries	37	242	107	33	5	—	424
Net charge-offs (recoveries)	281	(168)	120	363	74	—	670
Total nonaccrual loans	666	—	546	448	3,846	—	5,506
Loans past due 90 days	1,458	31	—	323	2	—	1,814
Provision for loan losses	420	—	244	181	—	—	845
Allowance/Total loans	1.15%	1.19%	1.37%	9.75%	1.88%	—	1.39%
Net charge-offs (recoveries)/Average loans	.107%	(.325)%	.099%	10.727%	.088%	—	.150%
Allowance/Nonaccrual loans	461.71%	—	311.17%	77.46%	45.94%	—	136.91%

        Other Income.    Other income increased during 2003 by $1,866,000 compared to an increase of $1,733,000 in 2002. For the year ended December 31, 2003, the most significant portion of the net increase consisted of an increase of $1,293,000 in service charges on deposit accounts and an increase of $933,000 in mortgage origination fees. This increase was partially offset by a decrease in security transactions, net of $424,000. For the same period in 2002, service charges increased by $189,000 and mortgage origination fees increased by $445,000. The increase in service charges was related to growth in transaction accounts and new service charge income related to a new product. The increase in mortgage origination fees is directly related to the decrease in the prime rate which also impacts the mortgage rates. In a decreasing rate environment, refinancing of mortgage loans has provided an excellent opportunity for us to generate other fee income.

        Other Expense.    Other expense increased $7,945,000 and $590,000 for the years ended December 31, 2003 and 2002, respectively. Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $4,551,000 and $592,000 for the years ended 2003 and 2002, respectively. The number of full-time equivalent employees increased by 68 from December of 2002 to December of 2003, 53 of which related to the acquisition of FNB. In addition to the additional salary expense related to new employees, we incurred increases due to increases in profit sharing contributions, health insurance costs, incentive compensation and normal salary increases for the years ended December 31, 2003 and 2002. Other operating expenses increased by $2,332,000 and $62,000, respectively, for the years ended December 31, 2003 and 2002. The increase in other operating expenses in 2003 included increases in marketing and public relations of $369,000, ATM and data processing expenses of $314,000, supplies, postage and telephone expenses of $390,000 and a loss recorded on the sale of a building of $315,000.

        Income Tax Expense.    Income tax expense decreased $411,000 to $2,608,000 in 2003 from $3,019,000 in 2002. The decrease was attributable to state tax retraining credits taken in 2003. The effective tax rate was 25.2% for the year ended December 31, 2003 and 31.7% for the year ended December 31, 2002.

        Net Income.    Net income increased by $1,216,000 for the year ended December 31, 2003, or by 18.68%. The increase in net income for the same period in 2002 was $2,933,000, or 82.02%. The increase in net income in 2003 was due primarily to significant growth in interest-earning assets and increased non-interest income. The increase in net income in 2002 was the net of a combination of significant growth in interest-earning assets, moderate increases in other expenses, a decrease in provision for loan losses and increased non-interest income.

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

        The tables and schedules on the following pages set forth certain financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the securities portfolio; the loan portfolio, including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

        The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

Table 1—Distribution of Assets, Liabilities and Stockholders' Equity Interest Rates and Interest Differentials

	Years Ended December 31,
	2003			2002			2001
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Taxable securities	103,660	3,753	3.62%	73,123	3,869	5.29%	68,639	4,360	6.35%
Nontaxable securities(5)	18,172	688	3.79	15,891	698	4.39	15,907	720	4.53
Federal funds sold	12,897	145	1.12	10,075	150	1.49	11,458	447	3.90
Interest-bearing deposits in banks	2,378	30	1.26	2,055	42	2.04	1,736	60	3.46
Loans(2)(4)	608,131	42,176	6.94	446,518	34,197	7.66	397,496	36,762	9.25

Total interest-earning assets	745,238	46,792	6.28%	547,662	38,956	7.11%	495,236	42,349	8.55%

Unrealized gains on securities	2,330			2,327			1,355
Allowance for loan losses	(7,932)			(5,779)			(5,498)
Cash and due from banks	17,026			14,639			14,107
Other assets	56,472			28,481			25,886

Total	813,134			587,330			531,086

Interest-bearing demand & savings	239,731	2,579	1.08	147,969	1,692	1.14	119,961	2,527	2.11
Time	320,974	8,892	2.77	251,887	9,763	3.88	248,906	14,958	6.01
Borrowings	94,880	3,817	4.02	76,790	3,442	4.48	62,283	3,408	5.47

Total interest-bearing liabilities	655,585	15,288	2.33%	476,646	14,897	3.13%	431,150	20,893	4.85%

Noninterest-bearing demand	76,983			56,913			50,462
Other liabilities	7,422			6,328			7,544
Stockholders' equity(3)	73,144			47,443			41,930

Total	813,134			587,330			531,086

Net interest income		31,504			24,059			21,456

Net interest spread			3.95%			3.98%			3.70%
Net yield on average interest-earning assets			4.23%			4.39%			4.33%

(1)
Average balances were determined using the daily average balances.

(2)
Average balances of loans include nonaccrual loans and are net of deferred interest and fees.

(3)
Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders' equity at $1,260,000, $1,365,000, and $844,000 for 2003, 2002, and 2001, respectively.

(4)
Interest and fees on loans include $3,412,000, $3,038,000 and $2,916,000 of loan fee income for the years ended December 31, 2003, 2002 and 2001, respectively.

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

	Years Ended December 31,
				2002 to 2001
	2003 to 2002
					Increase (decrease) due to change in Volume
	Rate	Increase (decrease) due to change in Volume	Net	Rate		Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$(3,460)	$11,439	$7,979	$(6,774)	$4,209	$(2,565)
Interest on taxable securities	(1,441)	1,325	(116)	(762)	271	(491)
Interest on nontaxable securities	(102)	92	(10)	(21)	(1)	(22)
Interest on federal funds sold	(42)	37	(5)	(248)	(49)	(297)
Interest on interest-bearing deposits in other banks	(18)	6	(12)	(28)	10	(18)

Total interest income	(5,063)	12,899	7,836	(7,833)	4,440	(3,393)

Expense from interest-bearing Liabilities:
Interest on interest-bearing demand deposits and savings deposits	(94)	981	887	(1,338)	503	(835)
Interest on time deposits	(3,182)	2,311	(871)	(5,372)	177	(5,195)
Interest on borrowings	(378)	753	375	(680)	714	34

Total interest expense	(3,654)	4,045	391	(7,390)	1,394	(5,996)

Net interest income	$(1,409)	$8,854	$7,445	$(443)	$3,046	$2,603

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

        At December 31, 2003 our cumulative one year interest rate sensitivity gap ratio was .95%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

        The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$535	$—	$—	$—	$535
Federal funds sold	6,534	—	—	—	6,534
Securities*	25,617	44,514	55,813	6,285	132,229
Loans	385,037	73,994	164,080	86,847	709,958

Total interest earning assets	417,723	118,508	219,893	93,132	849,256

Interest-bearing liabilities:
Interest-bearing demand and savings	$294,121	$—	$—	$—	$294,121
Time deposits	87,076	144,236	112,282	—	343,594
Federal funds purchased and Repurchase agreements	17,314	—	—	—	17,314
Other borrowings	8,437	12,095	30,168	40,766	91,466

Total interest-bearing liabilities	$406,948	$156,331	$142,450	$40,766	$746,495

Interest rate sensitivity gap	$10,775	$(37,823)	$77,443	$52,366	$102,761

Cumulative interest rate sensitivity gap	$10,775	$(27,048)	$50,395	$102,761

Interest rate sensitivity gap ratio	1.03%	..76%	1.54%	2.28%

Cumulative interest rate sensitivity gap ratio	1.03%	..95%	1.07%	1.14%

*
Does not include restricted equity securities

        We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 65.4% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

SECURITIES PORTFOLIO

        The carrying value at the dates indicated of securities are as follows:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
U. S. Treasury and U. S. government agencies and corporations	$42,639	$38,337	$28,857
Mortgage-backed securities	69,872	47,069	36,835
State and municipal securities	17,576	16,774	16,590
Equity securities(1)	7,440	8,447	6,914

	$137,527	$110,627	$89,196

(1)
Equity securities consist of Federal Home Loan Bank of Atlanta stock, The Bankers Bank stock, common stock of one de novo bank and corporate notes. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

        The amounts of debt securities as of December 31, 2003 are shown in the following table according to contractual maturities classified as: (1) one year or less; (2) after one year through five years; (3) after five years through ten years; and (4) after ten years.

	U. S. Treasury And Other U. S. Government Agencies And Corporations		Municipal Securities
	Amount	Yield(1)	Amount	Yield(1)(2)
	(Dollars in Thousands)
Maturity:
One year or less	$8,071	5.33%	$1,420	4.79%
After one year through five years	31,247	3.32	7,635	4.67
After five years through ten years	40,558	4.68	6,399	4.73
After ten years	33,850	4.49	2,122	4.92

	$113,726	4.29%	$17,576	4.73%

(1)
Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)
Yields on municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

        Loans by type of collateral are presented below:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Commercial	$50,997	$43,011	$38,597	$37,159	$47,439
Real estate—construction	185,397	120,922	99,473	68,951	66,658
Real estate—mortgage	439,779	348,229	247,311	240,635	170,557
Consumer	30,088	29,630	29,286	33,207	34,389
Other	3,697	1,042	3,989	4,739	5,312

	709,958	542,834	418,656	384,691	324,355
Less allowance for loan losses	(8,726)	(7,538)	(5,522)	(5,099)	(4,233)

Net loans	$701,232	$535,296	$413,134	$379,592	$320,122

Loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

        Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$25,447
After one through five years	25,241
After five years	309

50,997

Construction
One year or less	137,941
After one through five years	45,916
After five years	1,540

185,397

Other
One year or less	144,773
After one through five years	284,801
After five years	43,990

473,564

$709,958

        The following table summarizes loans at December 31, 2003 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$245,989
Floating or adjustable interest rates	155,808

$401,797

Risk Elements

        The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$3,333	$5,506	$473	$1,602	$589
Loans contractually past due 90 days or more to interest or principal payments and still accruing	509	1,814	196	773	906
Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	62	12	14	—	—
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

        The reduction in interest income associated with nonaccrual loans as of December 31, 2003 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$239

Interest income that was recorded on nonaccrual loans	$100

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

Commitments and Lines of Credit

        We will, in the normal course of business, commit to extend credit in the form of letters of credit, lines of credit, and credit cards. The amount of outstanding loan commitments at December 31, 2003 and 2002 was $148.7 million and $108.7 million, respectively. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. We use the same credit and collateral policies for these off balance sheet commitments as we do for financial instruments that are recorded in the financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Average amount of loans outstanding	$608,131	$446,518	$397,496	$356,051	$282,277

Balance of allowance for loan losses at beginning of year	$7,538	$5,522	$5,099	$4,233	$3,068

Loans charged off:
Real estate	(469)	(190)	(211)	(22)	(23)
Commercial	(295)	(77)	(78)	(68)	(42)
Consumer	(700)	(799)	(801)	(481)	(861)
Credit cards	(2)	(28)	(28)	(11)	(8)

	(1,466)	(1,094)	(1,118)	(582)	(934)

Recoveries of loans previously charged off:
Real estate	53	175	21	131	—
Commercial	31	2	8	37	25
Consumer	286	246	192	146	96
Credit cards	14	1	14	—	5

	384	424	235	314	126

Net loans charged off during the year	(1,082)	(670)	(883)	(268)	(808)

Allowance for loan losses acquired (sold)	864	1,841	—	(15)	77

Additions to allowance charged to expense during year	1,406	845	1,306	1,149	1,896

Balance of allowance for loan losses at end of year	$8,726	$7,538	$5,522	$5,099	$4,233

Ratio of net loans charged off during the year to average loans outstanding	0.18%	0.15%	0.22%	0.08%	0.29%

        The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$663	7.26%	$573	7.92%	$418	9.21%	$373	9.66%	$307	14.63%
Real estate-construction	1,091	26.09	942	22.28	690	23.76	574	17.92	471	20.55
Real estate-mortgage	5,192	61.98	4,485	64.15	3,287	59.13	2,787	62.55	2,450	52.58
Consumer and other	1,780	4.67	1,538	5.65	1,127	7.90	1,365	9.87	1,005	12.24

Total allowance	$8,726	100.00%	$7,538	100.00%	$5,522	100.00%	$5,099	100.00%	$4,233	100.00%

Allowance for Loan Losses

        The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowances for loan losses. Such agencies may require the subsidiary banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. See also allowance discussion in the Critical Accounting Policies section of this 10K.

        Our allowance for loan losses was approximately $8,726,000 at December 31, 2003, representing 1.23% of total loans, compared with $7,538,000 at December 31, 2002, which represented 1.39% of total loans.

DEPOSITS

        Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below.(1)

	Year Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$76,983	—%	$56,913	—%	$50,462	—%
Interest-bearing demand and Savings deposits	239,731	1.08	147,968	1.14	119,961	2.11
Time deposits	320,974	2.77	251,887	3.88	248,906	6.01

Total deposits	$637,688		$456,768		$419,329

(1)
Average balances were determined using the daily average balances.

        The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through 12 months, and (3) over 12 months.

(Dollars in Thousands)
Three months or less	$26,104
Over three through 12 months	55,000
Over 12 months	41,349

Total	$122,453

RETURN ON EQUITY AND ASSETS

        The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2003	2002	2001
Return on assets(1)	0.95%	1.11%	.67%
Return on equity(2)	10.56	13.72	8.53
Dividend payout ratio(3)	27.91	25.56	39.19
Equity to assets ratio(4)	9.00	8.08	7.90

(1)
Net income divided by average total assets.

(2)
Net income divided by average equity.

(3)
Dividends declared per share divided by diluted earnings per share.

(4)
Average equity divided by average total assets.

SHORT TERM BORROWINGS

Other Borrowings

        As part of our operating strategy, we have utilized Federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing Federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which have no stated maturities, except for certificates of deposit, which are interest rate sensitive and which are subject to withdrawal from us at any time. At December 31, 2003, we had $17,314,000 in outstanding Federal funds purchased and securities sold under repurchase agreements.

        The following table sets forth certain information regarding Federal funds purchased and securities sold under repurchase agreements at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Average balance outstanding	$13,882	$14,695	$12,785
Maximum amount outstanding at any month-end during the year	21,343	26,160	19,707
Balance outstanding at end of year	17,314	11,538	19,707
Weighted average interest rate during year	1.06%	2.16%	3.44%
Weighted average interest rate at end of year	0.85%	1.69%	1.74%

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

        The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The Company uses an 8 point rating system for its loans. Ratings of 1 to 4 are considered "pass ratings", 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating officer rates all loans on this system. This rating is adjusted from time to time by the officer to accurately reflect the loan's current status. These ratings are reviewed regularly by the Loan Committee, an outside independent loan review firm, our accountants, and by the applicable regulator for accuracy.

        Pass loans are separated into homogeneous pools. Currently, these pools consist of real estate, commercial, consumer and credit card. Management assigns loss percentages to these categories of homogeneous pools of loans based on historic loss data in each category. In addition to the homogeneous pools management has specified certain industry risks and applied loss percentages to the specified industry risk categories. Management is developing moving average net losses for the historic loss percentage in each category. These loss percentages will be reviewed and adjusted periodically, by pool, in light of current trends in past dues, changes in lending policies, underwriting standards, economic conditions, and other factors that may affect this number. Recently, because of low losses in most categories, management has assigned minimum percentages to each category.

        For loans rated 5, an industry standard loss percentage of 5% is used.

        All significant loans rated 6 and 7 are individually analyzed and a specific reserve is assigned based on exposure or industry standards whichever is greater. These accounts, their reserves, and action plans to resolve their criticisms are reviewed by the Loan Committee. All other loans rated 6 and 7 are assigned loss percentages of 15% and 50% respectively.

        All loans rated 8 are assigned specific reserve of 100%

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

        We use a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 2% in net interest income and a 14% decrease in market value equity for a 200 basis point increase in rates. The same model shows a 1% decrease in net interest income and a 16% increase in market value equity for a 200 basis point decrease in rates. Our policy is to allow no more than +/- 8% change in net interest income and no more than +/- 25% change in market value equity for these scenarios. Therefore, we are within our policy guidelines and are protected from any significant impact due to market rate changes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Consolidated Balance Sheets—December 31, 2003 and 2002.

        Consolidated Statements of Income—Three Years Ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Comprehensive Income—Three Years Ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Stockholders' Equity—Three Years Ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Cash Flows—Three Years Ended December 31, 2003, 2002, and 2001.

        Notes to Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

Item 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the caption "Election of Directors" and "Executive Officers" in the definitive Proxy Statement filed in connection with our 2004 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the definitive Proxy Statement filed in connection with our 2004 Annual Shareholders meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement filed in connection with our 2004 Annual Shareholders meeting is incorporated herein by reference.

Equity Compensation Plan Information

        The following table gives information about shares of the Company's common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	423,069	$12.23	187,824
Equity compensation plans not approved by security holders(2)	—	—	—

Total	423,069	N/A	187,824

(1)
GB&T Bancshares 1997 Stock Incentive Plan

(2)
N/A

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption "Certain Transactions" in the definitive Proxy Statement filed in connection with our 2004 Annual Shareholders meeting is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the caption "Independent Accountants" in the definitive Proxy Statement filed in connection with our 2004 Annual Shareholders Meeting is incorporated herin by reference.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Contents:

  1.
  Consolidated financial statements:

  (a)
  G B & T Bancshares, Inc. and Subsidiaries:

  (i)
  Consolidated Balance Sheets—December 31, 2003 and 2002

  (ii)
  Consolidated Statements of Income—Three Years Ended December 31, 2003, 2002, and 2001

  (iii)
  Consolidated Statements of Comprehensive Income—Three Years Ended December 31, 2003, 2002, and 2001

  (iv)
  Consolidated Statements of Stockholders' Equity—Three Years Ended December 31, 2003, 2002, and 2001

  (v)
  Consolidated Statements of Cash Flows—Three Years Ended December 31, 2003, 2002, and 2001

  (vi)
  Notes to Consolidated Financial Statements

  2.
  Financial statement schedules:

            All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  (b)
  Reports on Form 8-K:

          On October 24, 2003, we furnished a current report on Form 8-K to describe the Company's press release announcing financial results for the third quarter ended September 30, 2003.

  (c)
  Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization by and between GB&T Bancshares, Inc. and Community Trust Financial Services Corporation, dated as of March 16, 2001 (incorporated herein by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-59532).
2.2	Agreement and Plan of Reorganization by and between GB&T Bancshares, Inc. and Home Town Bank of Villa Rica, dated as of June 13, 2002 and amended on September 30, 2002 (incorporated by reference to the Registrant's Registration Statement on Form S-4, Registration No. 333-99461).
2.3	Agreement and Plan of Reorganization by and between GB&T Bancshares, Inc. and Baldwin Bancshares, Inc., dated as of April 28, 2003 (incorporated herein by reference to the Registrant's Registration Statement on Form S-4/A, Registration No. 333-106451).
3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, Registration No. 333-64197).
3.2	Articles of Amendment of the Registrant, dated July 8, 1998 (incorporated herein by reference from the Registrant's Registration Statement on Form S-3, Registration No. 333-64197)
3.3	Articles of Amendment of the Registrant, dated effective June 30, 2002 (incorporated herein by reference from the Registrant's Registration Statement on Form S-4, Registration No. 333-99461)
3.4	By-Laws of the Registrant (incorporated herein by reference to the Registrant's Registration Statement on Form S-3, Registration No. 333-64197).
4.1	See Exhibits 3.1 and 3.2 herein for provisions of the Registrant's Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.
*10.1	Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registration's Registration Statement on Form S-3, Registration No. 333-64197).
*10.2	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of December 30, 2002 (incorporated herein by reference to the Registrant's Form 10-K filed on March 31, 2003).
*10.3	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of December 30, 2002 (incorporated herein by reference to the Registrant's Form 10-K filed on March 31, 2003).
*10.4	GB&T Bancshares, Inc. Stock Option Plan of 1997 (incorporated herein by reference to the Registrant's Form 10-K filed on March 31, 2003).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Mauldin & Jenkins, LLC.
24.1	Power of Attorney (included on the signatures page hereto).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

*Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.
Dated: March 15, 2004	By:	/s/ RICHARD A. HUNT Richard A. Hunt, President and CEO

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

GB&T BANCSHARES, INC.

By:	/s/ RICHARD A. HUNT Richard A. Hunt, President, Chief Executive Officer and Director (Principal Executive Officer)	DATE March 15, 2004
By:	/s/ GREGORY L. HAMBY Gregory L. Hamby, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	DATE March 15, 2004
By:	/s/ PHILIP A. WILHEIT Philip A. Wilheit, Chairman and Director	DATE March 15, 2004
By:	/s/ SAMUEL L. OLIVER Samuel L. Oliver, Vice Chairman and Director	DATE March 15, 2004
By:	/s/ ALAN A. WAYNE Alan A. Wayne, Secretary and Director	DATE March 15, 2004

By:	/s/ LARRY B. BOGGS Larry B. Boggs, Director	DATE March 15, 2004
By:	/s/ JAMES H. MOORE James H. Moore, Director	DATE March 15, 2004
By:	/s/ DR. JOHN W. DARDEN Dr. John W. Darden, Director	DATE March 15, 2004
By:	/s/ WILLIAM A. FOSTER, III William A. Foster, III, Director	DATE March 15, 2004
By:	/s/ BENNIE E. HEWETT Bennie E. Hewett, Director	DATE March 15, 2004
By:	/s/ JAMES L. LESTER James L. Lester, Director	DATE March 15, 2004
By:	/s/ T. ALLEN MAXWELL T. Allen Maxwell, Director	DATE March 15, 2004

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

GB&T BANCSHARES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2003

TABLE OF CONTENTS

Page
INDEPENDENT AUDITOR'S REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	2
Consolidated statements of income	3
Consolidated statements of comprehensive income	4
Consolidated statements of stockholders' equity	5
Consolidated statements of cash flows	6 and 7
Notes to consolidated financial statements	8-36

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
GB&T Bancshares, Inc. and Subsidiaries
Gainesville, Georgia

        We have audited the accompanying consolidated balance sheets of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
January 30, 2004, except for Note 23 as to which the date is February 11, 2004

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in thousands)

	2003	2002
Assets
Cash and due from banks	$17,584	$18,113
Interest-bearing deposits in banks	535	8,205
Federal funds sold	6,534	25,170
Securities available for sale	132,945	106,843
Restricted equity securities, at cost	4,582	3,784
Loans, net of unearned income	709,958	542,834
Less allowance for loan losses	8,726	7,538

Loans, net	701,232	535,296

Premises and equipment, net	25,813	20,774
Goodwill and intangible assets	33,043	9,522
Other assets	22,010	14,525

Total assets	$944,278	$742,232

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$90,914	$56,795
Interest-bearing	637,715	523,453

Total deposits	728,629	580,248
Federal funds purchased and securities sold under repurchase agreements	17,314	11,538
Other borrowings	76,003	64,474
Other liabilities	10,025	10,619
Subordinated debt	15,464	15,000

Total liabilities	847,435	681,879

Commitments and contingencies
Stockholders' equity:
Capital stock, no par value; 20,000,000 shares authorized, 6,794,148 and 5,356,946 shares issued and outstanding at December 31, 2003 and 2002, respectively	67,983	35,658
Retained earnings	28,393	22,706
Accumulated other comprehensive income	467	1,989

Total stockholders' equity	96,843	60,353

Total liabilities and stockholders' equity	$944,278	$742,232

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands, except per share amounts)

	2003	2002	2001
Interest income:
Loans, including fees	$42,176	$34,197	$36,762
Taxable securities	3,753	3,869	4,360
Nontaxable securities	688	698	720
Federal funds sold	145	150	447
Interest-bearing deposits in banks	30	42	60

Total interest income	46,792	38,956	42,349

Interest expense:
Deposits	11,471	11,455	17,485
Federal funds purchased, securities sold under repurchase agreements, other borrowings and subordinated debt	3,817	3,442	3,408

Total interest expense	15,288	14,897	20,893

Net interest income	31,504	24,059	21,456
Provision for loan losses	1,406	845	1,306

Net interest income after provision for loan losses	30,098	23,214	20,150

Other income:
Service charges on deposit accounts	4,953	3,660	3,471
Other service charges and fees	1,144	1,147	925
Gain on sale of securities	382	806	34
Mortgage origination fees	2,440	1,507	1,062
Gain on sale of loans	20	72	185
Trust fees	279	221	127
Equity in loss of unconsolidated subsidiary	—	(9)	(146)
Other operating income	710	658	671

Total other income	9,928	8,062	6,329

Other expenses:
Salaries and employee benefits	17,193	12,642	12,050
Occupancy and equipment expenses, net	4,352	3,290	3,354
Other operating expenses	8,148	5,816	5,754

Total other expenses	29,693	21,748	21,158

Income before income taxes	10,333	9,528	5,321
Income tax expense	2,608	3,019	1,745

Net income	$7,725	$6,509	$3,576

Basic earnings per share	$1.32	$1.35	$0.76

Diluted earnings per share	$1.29	$1.33	$0.74

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001
Net income	$7,725	$6,509	$3,576

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period, net of tax (benefit) of $(632), $735 and $548, respectively	(1,285)	1,503	895
Reclassification adjustment for gains realized in net income, net of taxes of $145, $306 and $13, respectively	(237)	(500)	(21)

Other comprehensive income (loss)	(1,522)	1,003	874

Comprehensive income	$6,203	$7,512	$4,450

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Amounts in thousands)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
			Capital Stock	Capital Surplus	Retained Earnings		Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2000	4,651	$23,255	$—	$1,601	$15,586	$112	$40,554
Adjustment applicable to prior years (Note 22)		—	—	—	(11)	—	(11)

Balance, December 31, 2000, as restated	4,651	23,255	—	1,601	15,575	112	40,543
Net income	—	—	—	—	3,576	—	3,576
Options exercised, net of repurchases	88	442	—	99	—	—	541
Tax benefit of nonqualified stock options	—	—	—	198	—	—	198
Payment for fractional shares in connection with business combination	—	(1)	—	(4)	—	—	(5)
Dividends declared, $.29 per share	—	—	—	—	(1,358)	—	(1,358)
Other comprehensive income	—	—	—	—	—	874	874

Balance, December 31, 2001	4,739	23,696	—	1,894	17,793	986	44,369
Net income	—	—	—	—	6,509	—	6,509
Options exercised, net of repurchases	55	111	312	18	—	—	441
Purchase of Home Town Bank of Villa Rica	563	—	9,571	—	—	—	9,571
Tax benefit of nonqualified stock options	—	—	56	—	—	—	56
Reclassification of stock to no par stock	—	(23,807)	25,719	(1,912)	—	—	—
Dividends declared, $.34 per share	—	—	—	—	(1,596)	—	(1,596)
Other comprehensive income	—	—	—	—	—	1,003	1,003

Balance, December 31, 2002	5,357	—	35,658	—	22,706	1,989	60,353
Net income	—	—	—	—	7,725	—	7,725
Options exercised, net of repurchases	41	—	380	—	—	—	380
Purchase of First National Bank of the South	1,397	—	31,869	—	—	—	31,869
Tax benefit of nonqualified stock options	—	—	74	—	—	—	74
Payment for fractional shares in connection with business combinations	(1)	—	(9)	—	—	—	(9)
Contributed capital			11				11
Dividends declared, $.36 per share	—	—	—	—	(2,038)	—	(2,038)
Other comprehensive (loss)	—	—	—	—	—	(1,522)	(1,522)

Balance, December 31, 2003	6,794	$—	$67,983	$—	$28,393	$467	$96,843

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001
OPERATING ACTIVITIES
Net income	$7,725	$6,509	$3,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,917	1,645	1,542
Provision for loan losses	1,406	845	1,306
Provision for losses on other real estate owned	65	—	100
Equity in loss of unconsolidated subsidiary	—	9	146
Gain on sale of securities	(382)	(806)	(34)
(Gain) loss on sale of other real estate owned	(37)	106	(26)
Gain on sale of loans	(20)	(72)	(185)
(Gain) loss on disposal of premises and equipment	295	82	(3)
Deferred income taxes	(582)	246	(324)
Decrease in interest receivable	324	124	747
Decrease in interest payable	(561)	(1,421)	(915)
Increase in cash surrender value of life insurance	(505)	(445)	(219)
Net other operating activities	(2,391)	2,589	1,544

Net cash provided by operating activities	8,254	9,411	7,255

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	7,720	(830)	(763)
Purchases of securities available for sale	(111,808)	(49,825)	(48,650)
Purchases of restricted equity securities	(685)	(471)	(150)
Proceeds from sale of restricted equity securities	500	—	—
Proceeds from maturities of securities available for sale	80,200	30,891	41,760
Proceeds from sales of securities available for sale	18,802	9,630	3,313
Net (increase) decrease in federal funds sold	21,615	(17,089)	7,699
Net increase in loans	(80,886)	(33,594)	(36,853)
Net cash acquired in business combinations	5,452	176	—
Purchase of premises and equipment	(4,937)	(2,880)	(3,060)
Proceeds from disposals of premises and equipment	2,198	—	84
Proceeds from sale of other real estate owned	864	1,413	626

Net cash used in investing activities	(60,965)	(62,579)	(35,994)

FINANCING ACTIVITIES
Net increase in deposits	44,905	40,162	25,456
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	5,776	(8,169)	2,575
Proceeds from other borrowings	16,852	20,883	3,296
Repayment of other borrowings	(13,695)	(13,537)	—
Proceeds from issuance of subordinated debt	—	15,000	—
Proceeds from issuance of common stock	380	441	540
Dividends paid	(2,038)	(1,596)	(1,358)
Payment for fractional shares	(9)	—	(5)
Capital contribution	11	—	(5)

Net cash provided by financing activities	52,182	53,184	30,499

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001
Net increase (decrease) in cash and due from banks	$(529)	$16	$1,765
Cash and due from banks at beginning of year	18,113	18,097	16,332

Cash and due from banks at end of year	$17,584	$18,113	$18,097

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$15,849	$16,318	$21,808
Income taxes	$2,524	$3,150	$1,804
NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$2,010	$70	$2,051
Financed sales of other real estate owned	$84	$161	$46
ACQUISITION OF SUBSIDIARIES
Capital stock issued	$31,869	$9,571

Assets acquired (liabilities assumed)
Cash and due from banks, net of cash paid	$5,452	$176
Interest-bearing deposits in banks	50	6,288
Federal funds sold	2,979	8,057
Securities available for sale	16,239	10,217
Restricted equity securities	652	321
Loans, net	88,467	89,322
Premises and equipment	5,662	4,658
Goodwill	21,318	7,822
Core deposit intangible	2,354	1,142
Other assets	7,540	1,830
Deposits	(104,092)	(113,328)
Other borrowings	(9,522)	(6,666)
Other liabilities	(5,230)	(268)

	$31,869	$9,571

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        GB&T Bancshares, Inc. (the "Company") is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, and First National Bank of the South (the "Banks"). Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and four branches located in Gainesville, one branch located in Oakwood, Georgia and one branch located in Buford, Georgia. United Bank & Trust is located in Rockmart, Polk County, Georgia with a branch in Cedartown, Georgia and a branch in Cartersville, Georgia. Community Trust Bank is located in Hiram, Paulding County, Georgia with one branch in Dallas, Georgia, one branch in Marietta, Georgia, and one branch in Kennesaw, Georgia. HomeTown Bank of Villa Rica is located in Villa Rica, Carroll County, Georgia with the main office and one branch located in Villa Rica and one branch located in Hiram, Georgia. First National Bank of the South is located in Milledgeville, Baldwin County, Georgia with the main office and one branch located in Milledgeville and one branch located at Lake Oconee, Putnam County. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall, Polk, Paulding, Carroll, Baldwin, and Putnam Counties, respectively, and the surrounding counties.

        The consolidated financial statements also include the Company's wholly-owned subsidiary, Community Loan Company ("CLC"). CLC was incorporated in 1995 for the purpose of acquiring and operating existing consumer finance companies under the direction of the Company. CLC has operations located in the Georgia cities of Rockmart, Rossville, Gainesville, Woodstock, Cartersville, Dahlonega, Dalton and Rome.

Basis of Presentation and Accounting Estimates

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

        The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash, Due from Banks and Cash Flows

        For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements and deposits are reported net.

        The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $8,002,000 and $7,556,000 at December 31, 2003 and 2002, respectively.

Securities

        Debt securities that management has the positive intent and ability to hold to maturity would be classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

        The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities. Realized gains and losses on the sale of securities are determined using the specific identification method and are included in earnings on the settlement date. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary would be reflected in earnings as realized losses.

Loans

        Loans are reported at their outstanding principal balances less unearned income, net deferred fees and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

        The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

Allowance for Loan Losses

        The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

        The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses, and may require the Banks to make additions to their allowance based on their judgment about information available to them at the time of their examinations.

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

Premises and Equipment

        Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives for premises and equipment are:

Buildings and improvements	20 - 40 years
Furniture and equipment	3 - 10 years

Other Real Estate Owned

        Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned at December 31, 2003 and 2002 was $1,868,000 and $891,000, respectively.

Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment in the third quarter and determined that there was no impairment of the carrying value as of July 31, 2003.

        Intangible assets consist of core deposit premiums acquired in connection with business combinations. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits, or 5 to 9 years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

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

Stock-Based Compensation

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

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income, as reported	$7,725	$6,509	$3,576
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	109	84	222

Pro forma net income	$7,616	$6,425	$3,354

Earnings per share:
Basic—as reported	$1.32	$1.35	$.76

Basic—pro forma	$1.30	$1.33	$.72

Diluted—as reported	$1.29	$1.33	$.74

Diluted—pro forma	$1.27	$1.31	$.70

Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares. Potential capital shares consist of stock options.

        Options to purchase 17,095 shares of common stock at prices ranging from $22.38 to $23.55 per share were outstanding during the year but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding at the end of year 2003.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company's financial condition or results of operations.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123". The Statement amends Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading "Stock-Based Compensation".

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The interpretations have not had a material effect on the Company's financial condition or results of operations.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the statement did not have a material effect on the Company's financial condition or results of operations.

NOTE 2. BUSINESS COMBINATIONS

        On August 31, 2003, the Company completed the merger of Baldwin Bancshares, Inc. the parent company of First National Bank of the South in Milledgeville, Georgia. The Company issued 1,397,451 shares of its capital stock in exchange for all of the issued and outstanding common shares of Baldwin Bancshares, Inc. The acquisition has been accounted for as a purchase resulting in goodwill of approximately $21,318,000. First National Bank of the South's results of operations from September 1, 2003 are included in the consolidated results of operations for the year ended December 31, 2003.

        On November 30, 2002, the Company completed the merger of HomeTown Bank of Villa Rica. The Company issued 562,581 shares of its capital stock and approximately $4,826,000 in cash in exchange for all of the issued and outstanding common shares of HomeTown Bank of Villa Rica. The acquisition was accounted for as a purchase resulting in goodwill of approximately $8,227,000. HomeTown Bank of Villa Rica's results of operations from December 1, 2002 are included in the consolidated results of operations for the year ended December 31, 2002.

        On June 30, 2001, the Company effected a business combination with Community Trust Financial Services Corporation ("CTF") by exchanging 1,890,662 shares of its common stock for all of the common stock of CTF. The combination was accounted for as a pooling of interests.

NOTE 3. SECURITIES

        The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2003:
U.S. Government and agency securities	$42,497	$310	$(168)	$42,639
State and municipal securities	16,792	795	(11)	17,576
Mortgage-backed securities	70,083	422	(633)	69,872
Equity securities	1,642	—	—	1,642
Corporate bonds	1,215	1	—	1,216

	$132,229	$1,528	$(812)	$132,945

December 31, 2002:
U.S. Government and agency securities	$37,545	$798	$(6)	$38,337
State and municipal securities	15,893	882	(1)	16,774
Mortgage-backed securities	45,928	1,141	—	47,069
Equity securities	1,612	—	—	1,612
Corporate bonds	2,850	201	—	3,051

	$103,828	$3,022	$(7)	$106,843

        The amortized cost and fair value of securities available for sale as of December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$9,284	$9,470
Due from one to five years	36,322	36,577
Due from five to ten years	12,879	13,262
Due after ten years	2,019	2,121
Mortgage-backed securities	70,083	69,872

	$130,587	$131,302

        Securities with an approximate carrying value of $65,501,000 and $45,791,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

        Gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Gross gains	$460	$816	$48
Gross losses	(78)	(10)	(14)

Net realized gains	$382	$806	$34

        In 2003, the FASB Emerging Issues Task Force released Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue requires disclosure of certain information about other than temporary impairments in the market value of securities. The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2003, all unrealized losses in the securities portfolio were for debt securities. All securities with an unrealized loss at December 31, 2003 have been in a continuous unrealized loss position for less than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

        The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities:
U.S. Government and agency securities	$14,230	$168	$—	$—	$14,230	$168
State and municipal securities	1,015	11	—	—	1,015	11
Mortgage-backed securities	46,412	633	—	—	46,412	633

Total temporarily impaired securities	$61,657	$812	$—	$—	$61,657	$812

NOTE 4. LOANS

       The composition of loans is summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Commercial, financial and agricultural	$50,997	$43,011
Real estate—construction	185,397	120,922
Real estate—mortgage	440,496	348,548
Consumer	30,088	29,630
Other	3,697	1,042

	710,675	543,153
Unearned income and deferred loan fees	(717)	(319)
Allowance for loan losses	(8,726)	(7,538)

Loans, net	$701,232	$535,296

        Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$7,538	$5,522	$5,099
Provision for loan losses	1,406	845	1,306
Loans charged off	(1,466)	(1,094)	(1,118)
Recoveries of loans previously charged off	384	424	235
Allowance for loan losses related to acquired loans	864	1,841	—

Balance, end of year	$8,726	$7,538	$5,522

        The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Impaired loans without a valuation allowance	$3	$—	$190
Impaired loans with a valuation allowance	3,392	6,028	327

Total impaired loans	$3,395	$6,028	$517

Valuation allowance related to impaired loans	$608	$1,017	$49

Average investment in impaired loans	$3,925	$5,142	$1,224

Interest income recognized on impaired loans	$100	$131	$14

Nonaccrual loans	$3,333	$5,506	$473

Loans past due ninety days or more and still accruing interest	$509	$1,814	$196

        In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

(Dollars in thousands)
Balance, beginning of year	$12,452
Advances	16,577
Repayments	(11,875)
Change in directors	2,282

Balance, end of year	$19,436

NOTE 5. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Land	$4,910	$4,103
Land improvements	638	564
Buildings	15,385	11,566
Leasehold improvements	2,683	2,630
Furniture and equipment	12,892	10,380
Automobiles	323	249
Construction in progress	1,265	259

	38,096	29,751
Accumulated depreciation	(12,283)	(8,977)

	$25,813	$20,774

        Depreciation expense was $1,705,000, $1,489,000 and $1,477,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Gainesville Bank & Trust main office banking facility is owned by a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a related party.

        At December 31, 2003, the Company's 50% interest in the Gainesville Bank & Trust main office banking facility with a total carrying value (including land) of $1,775,000 was pledged to a subsidiary bank to secure a $571,396 borrowing of the related party.

        At December 31, 2003 and 2002, construction in process included computer equipment purchased but not yet in service. In addition, the Company purchased a piece of property in May 2003 to build an operations center. The cost of the land was approximately $1,168,000. The Company has a contract for the building and land development with an estimated cost of $2,900,000. The building is expected to be complete in the third quarter of 2004.

Leases

        The Company leases the Gainesville Bank & Trust main office banking facility under a noncancelable operating lease agreement from 400 Church Street Properties, a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a related party. The lease had an initial lease term of 10 years with four five-year renewal options.

        The Company also leases various other branches under noncancelable operating lease agreements.

        Rental expense under all operating leases amounted to $688,000, $697,000 and $708,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Future minimum lease payments on noncancelable operating leases are summarized as follows:

(Dollars in thousands)
2004	$699
2005	252
2006	196
2007	173
2008	75
Thereafter	455

$1,850

NOTE 6. INTANGIBLE ASSETS

        Following is a summary of information related to acquired intangible assets:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets Core deposit premiums	$3,091	$159	$1,142	$8

        The aggregate amortization expense was $151,000, $8,000 and $65,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2004	$335
2005	335
2006	335
2007	335
2008	335

        Changes in the carrying amount of goodwill are as follows:

	For the Year Ended December 31,
	2003	2002	2001
Beginning balance	$8,388	$566	$566
Goodwill acquired	21,318	7,822	—
Adjustment to previous goodwill	405	—	—

Ending balance	$30,111	$8,388	$566

        For the year ended December 31, 2001, net income that would have been reported exclusive of amortization expense recognized related to goodwill that is no longer being amortized would be $3,641, or $0.77 and $0.75 per basic and diluted earnings per share, respectively.

NOTE 7. DEPOSITS

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was approximately $122,453,000 and $95,407,000 respectively. The scheduled maturities of time deposits at December 31, 2003 are as follows:

(Dollars in thousands)
2004	$231,312
2005	61,472
2006	12,845
2007	18,224
2008	19,741

$343,594

        The Company had brokered time deposits at December 31, 2003 of $7,921,000.

        At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $1,006,000 and $542,000, respectively.

NOTE 8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company pledges assets to collateralize repurchase agreements based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2003 and 2002 were $13,315,000 and $10,173,000, respectively.

NOTE 9. OTHER BORROWINGS

        Other borrowings consist of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
FHLB advances, interest payable at fixed rates ranging from 2.735% to 6.10%, advances mature at various dates from March 5, 2004 through September 23, 2013.	$66,703	$56,654
FHLB advances, interest payable at variable rates from LIBOR minus .23% to LIBOR flat rate, or 1.17% to 1.21% at December 31, 2003 with maturity dates from February 18, 2004 to August 2, 2004.	9,000	7,000
Treasury, tax and loan note option account due on demand, bearing interest equal to the 90 day Treasury bill rate.	300	820

	$76,003	$64,474

        Contractual maturities of other borrowings as of December 31, 2003 are as follows:

(Dollars in thousands)
2004	$20,532
2005	10,377
2006	127
2007	12,627
2008	7,037
Thereafter	25,303

$76,003

        The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgage, home equity and commercial loans of approximately $80,350,000, available for sale securities of approximately $7,090,000 and Federal Home Loan Bank stock of $3,796,000.

        The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $125,500,000 at December 31, 2003. There were no other advances outstanding at December 31, 2003.

NOTE 10. SUBORDINATED DEBT

        In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at the option of the Company on or after October 30, 2007. The sole assets of the grantor trust are the Subordinated Debentures of the Company (the "Debentures"). The Debentures have the same variable interest rate as the trust preferred securities. The Company has the right to defer interest payments on the Debentures up to twenty consecutive quarterly periods (five years), so long as the Company is not in default under the subordinated debentures. Interest compounds during the deferral period. No deferral period may extend beyond the maturity date.

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

        The trust preferred securities and the related Debentures were issued on October 30, 2002. Both financial instruments bear an identical annual rate of interest of 4.54% and 5.1875% at December 31, 2003 and 2002, respectively. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2003 was $15,464,000. The aggregate principal amount of Debentures outstanding at December 31, 2003 was $15,464,000.

NOTE 11. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

        The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $391,000, $283,000 and $240,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred Compensation Plans

        The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors. The estimated amounts to be paid under the compensation plans have been partially provided through the purchase of life insurance policies on certain officers and directors. Accrued deferred compensation of $5,027,000 and $1,195,000 is included in other liabilities as of December 31, 2003 and 2002, respectively. Cash surrender values of $10,436,000 and $4,766,000 on the insurance policies is included in other assets at December 31, 2003 and 2002, respectively.

Stock Purchase Plan

        In 2003, the Company adopted a stock purchase plan. Under the plan, all full-time employees and directors of the Company or a subsidiary meeting certain eligibility requirements are eligible to participate in the plan. Participants in the plan may participate through payroll deduction, direct contribution or a combination thereof. Payroll deductions are limited to $3,500 for directors and the lesser of 10% of gross pay or $3,500 for employees. The Company matches payroll deductions and direct contributions at a rate of 50% of the amount contributed. The purchase price of the shares of capital stock is based on the current market price. All administrative costs are borne by the Company. For the year ended December 31, 2003, 16,487 shares were purchased under the plan. Contributions expensed for the year ended December 31, 2003 were $162,000.

Dividend Reinvestment Plan

        The Company has a dividend reinvestment and share purchase plan. Under the plan, all holders of record of capital stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their capital stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase capital stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of capital stock is based on the average market price. All administrative costs are borne by the Company. For the years ended December 31, 2003 and 2002, 28,301 and 36,275 shares were purchased under the plan, respectively.

NOTE 12. STOCK-BASED COMPENSATION

        The Company has a stock option plan in which 700,000 shares were approved for the granting of options to directors, officers, and employees. Option prices reflect the fair market value of the Company's capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

        Other pertinent information related to the options is as follows:

	Years Ended December 31,
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	446,630	$11.63	436,636	$10.81	559,092	$10.19
Granted	27,044	22.05	57,621	16.63	46,364	13.35
Exercised	(40,904)	9.61	(41,583)	9.53	(146,814)	8.83
Terminated	(9,701)	15.65	(6,044)	15.65	(22,006)	13.73

Outstanding at end of year	423,069	$12.23	446,630	$11.63	436,636	$10.81

Options exercisable at year-end	269,785	$10.99	274,425	$10.49	291,749	$10.18
Weighted-average fair value of options granted during the year		$8.70		$4.95		$4.32

        Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.15 - $ 5.01	7,781	0.8 years	$4.84	7,781	$4.84
$ 6.36 - $ 9.44	21,014	3.70 years	7.45	17,838	7.10
$10.04 - $10.81	260,263	3.95 years	10.78	190,263	10.78
$11.73 - $17.51	97,916	7.62 years	14.63	46,628	13.23
$17.75 - $23.55	36,095	8.51 years	20.53	7,275	18.51

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Dividend yield	1.60%	1.83%	$2.63%
Expected life	10 years	10 years	10 years
Expected volatility	32.42%	23.07%	27.60%
Risk-free interest rate	3.95%	3.88%	5.59%

NOTE 13. INCOME TAXES

        The components of income tax expense are as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current	$3,190	$2,784	$2,310
Deferred	(246)	282	(324)
Change in valuation allowance	(336)	(36)	—

	$2,608	$3,030	$1,986

        The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Tax provision at statutory federal rate	$3,513	$3,249	$2,025
Tax-exempt interest	(234)	(237)	(245)
Disallowed interest	17	25	42
Life insurance	(93)	(82)	(70)
State income taxes, net of credits	(149)	169	37
Merger expenses	—	—	167
Change in valuation allowance	(336)	(36)	—
Other	(110)	(58)	30

Income tax expense	$2,608	$3,030	$1,986

        The components of deferred income taxes are as follows:

	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$2,754	$2,393
Other real estate write-down	24	21
Deferred compensation	2,210	548
Organizational expenses	—	1
Deferred loan fees	174	104
CLC bad debt reserve	124	131
Other	—	16

	5,286	3,214

Deferred tax liabilities:
Depreciation	1,100	749
Accretion of discount on securities	9	10
Installment sale of stock	—	241
Purchase adjustment	1,072	53
Valuation allowance	—	336
Securities available for sale	248	1,025

	2,429	2,414

Net deferred tax assets	$2,857	$800

NOTE 14. EARNINGS PER SHARE

        Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Net income	$7,725	$6,509	$3,576

Weighted average number of capital shares outstanding	5,850	4,813	4,676
Effect of dilutive options	125	87	140

Weighted average number of capital shares outstanding used to calculate dilutive earnings per share	5,975	4,900	4, 816

NOTE 15. COMMITMENTS AND CONTINGENCIES

Loan Commitments

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Commitments to extend credit	$138,310	$99,362
Financial standby letters of credit	3,718	2,727
Other standby letters of credit	1,349	1,661
Credit card commitments	5,302	4,975

	$148,679	$108,725

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

        At December 31, 2003 and 2002, the carrying amount of liabilities related to the Company's obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

Contingencies

        In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 16. CONCENTRATIONS OF CREDIT

        The Banks originate primarily commercial real estate, residential real estate and consumer loans to customers in Hall, Polk, Paulding, Carroll, Baldwin, Putnam and surrounding counties. The ability of the majority of the Company's customers to honor their contractual obligations is dependent on their local economies as well as the metropolitan Atlanta, Georgia economy.

        Eighty-eight percent of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans is in the Company's primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's market areas. The other significant concentrations of credit by type of loan are set forth in Note 3.

        The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of regulatory limits, or approximately $5,096,000, $1,443,000, $2,875,000, $3,079,000 and $1,460,000 for Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, and First National Bank of the South, respectively.

NOTE 17. REGULATORY MATTERS

        The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, approximately $3,500,000 of retained earnings were available for dividend declaration without regulatory approval.

        The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets. Management believes, as of December 31, 2003 the Company and the Banks met all capital adequacy requirements to which they are subject.

        As of December 31, 2003, based on the regulatory framework for prompt corrective action, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank and HomeTown Bank of Villa

Rica are considered well capitalized and First National Bank of the South is considered adequately capitalized. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' categories. Prompt corrective action provisions are not applicable to bank holding companies.

        The Company and Banks' actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$87,524	11.80%	$59,351	8%	N/A	N/A
Gainesville Bank & Trust	$31,025	10.10%	$24,575	8%	$30,719	10%
United Bank & Trust	$6,953	12.41%	$4,483	8%	$5,603	10%
Community Trust Bank	$16,000	11.58%	$11,053	8%	$13,817	10%
HomeTown Bank of Villa Rica	$13,306	10.04%	$10,603	8%	$13,253	10%
First National Bank of the South	$9,735	9.29%	$8,387	8%	$10,484	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$78,797	10.62%	$29,676	4%	N/A	N/A
Gainesville Bank & Trust	$27,673	9.01%	$12,287	4%	$18,431	6%
United Bank & Trust	$6,299	11.24%	$2,241	4%	$3,362	6%
Community Trust Bank	$14,405	10.43%	$5,527	4%	$8,290	6%
HomeTown Bank of Villa Rica	$11,646	8.79%	$5,301	4%	$7,952	6%
First National Bank of the South	$8,848	8.44%	$4,194	4%	$6,290	6%
Tier I Capital to Average Assets:
Consolidated	$78,797	8.63%	$36,510	4%	N/A	N/A
Gainesville Bank & Trust	$27,673	7.10%	$15,586	4%	$19,482	5%
United Bank & Trust	$6,299	8.23%	$3,063	4%	$3,829	5%
Community Trust Bank	$14,405	8.28%	$6,962	4%	$8,703	5%
HomeTown Bank of Villa Rica	$11,646	7.72%	$6,031	4%	$7,539	5%
First National Bank of the South	$8,848	6.82%	$5,188	4%	$6,485	5%

As of December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$72,132	12.51%	$46,139	8%	N/A	N/A
Gainesville Bank & Trust	$28,379	10.49%	$21,644	8%	$27,055	10%
United Bank & Trust	$6,744	12.79%	$4,220	8%	$5,275	10%
Community Trust Bank	$14,863	10.11%	$11,763	8%	$14,703	10%
HomeTown Bank of Villa Rica	$7,945	7.77%	$8,180	8%	$10,224	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$64,919	11.26%	$23,070	4%	N/A	N/A
Gainesville Bank & Trust	$25,304	9.35%	$10,822	4%	$16,233	6%
United Bank & Trust	$6,094	11.55%	$2,110	4%	$3,165	6%
Community Trust Bank	$13,164	8.95%	$5,882	4%	$8,822	6%
HomeTown Bank of Villa Rica	$6,661	6.52%	$4,090	4%	$6,135	6%
Tier I Capital to Average Assets:
Consolidated	$64,919	10.22%	$25,421	4%	N/A	N/A
Gainesville Bank & Trust	$25,304	6.82%	$14,850	4%	$18,562	5%
United Bank & Trust	$6,094	8.80%	$2,770	4%	$3,462	5%
Community Trust Bank	$13,164	7.81%	$6,739	4%	$8,424	5%
HomeTown Bank of Villa Rica	$6,661	5.66%	$4,708	4%	$5,884	5%

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

        The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

        Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold:    The carrying amount of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximates fair value.

        Securities:    Fair values of securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

        Loans:    The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

        Deposits:    The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

        Federal Funds Purchased, Repurchase Agreements and Other Borrowings:    The carrying amount of variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

        Subordinated Debt:    The carrying amount of the Company's variable rate subordinated debt approximates the fair value.

        Accrued Interest:    The carrying amount of accrued interest approximates their fair value.

        Off-Balance Sheet Instruments:    The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

        The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$24,738	$24,738	$51,488	$51,488
Securities	132,945	132,945	106,843	106,843
Restricted equity securities	4,582	4,582	3,784	3,784
Loans	701,232	706,667	535,296	556,920
Accrued interest receivable	3,993	3,993	3,074	3,074
Financial liabilities:
Deposits	728,629	730,920	580,248	581,255
Federal funds purchased and securities sold under repurchase agreements	17,314	17,314	11,538	11,538
Other borrowings	76,003	79,573	64,474	68,694
Subordinated debt	15,464	15,464	15,000	15,000
Accrued interest payable	3,119	3,119	2,963	2,963

NOTE 19. SUPPLEMENTAL FINANCIAL DATA

        Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Audit and professional fees	$615	$507	$405
Legal fees and merger expenses	150	154	619
Stationery, forms and supplies	617	466	389

NOTE 20. PARENT COMPANY FINANCIAL INFORMATION

        The following information presents the condensed balance sheets as of December 31, 2003 and 2002 and statements of income and cash flows of GB&T Bancshares, Inc. for the years ended December 31, 2003, 2002 and 2001.

CONDENSED BALANCE SHEETS

	2003	2002
	(Dollars in thousands)
Assets
Cash	$3,954	$10,832
Securities available for sale	842	812
Investment in subsidiaries	106,280	65,789
Premises and equipment	1,478	1,587
Other assets	393	1,600

Total assets	$112,947	$80,620

Liabilities
Subordinated debt	$15,464	$15,464
Other liabilities	640	4,803

Total liabilities	16,104	20,267
Stockholders' equity	96,843	60,353

Total liabilities and stockholders' equity	$112,947	$80,620

CONDENSED STATEMENTS OF INCOME

	2003	2002	2001
	(Dollars in thousands)
Income
Dividends from subsidiaries	$3,080	$2,000	$1,948
Management fees	1,048	—	—
Other income	142	751	146

	4,270	2,751	2,094

Expense
Interest	822	252	131
Other operating expense	2,522	589	1,862

	3,344	841	1,993

Income before income tax benefit and equity in undistributed income of subsidiaries	926	1,910	101
Income tax benefits	819	108	571

Income before equity in undistributed income of subsidiaries	1,745	2,018	672
Equity in undistributed income of subsidiaries	5,980	4,491	2,904

Net income	$7,725	$6,509	$3,576

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$7,725	$6,509	$3,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(5,980)	(4,491)	(2,904)
Depreciation	42	74	86
(Gain) loss on sale of assets	316	(752)	—
Net other operating activities	(2,406)	(682)	242

Net cash provided by (used in) operating activities	(303)	658	1,000

INVESTING ACTIVITIES
Purchase of securities available for sale	(723)	—	—
Proceeds from sale of securities available for sale	693	—	—
Purchase of premises and equipment	(1,394)	(150)	—
Proceeds from sale of premises and equipment	1,144	—	21
Capital investment in subsidiaries	(4,628)	(2,964)	—

Net cash provided by (used in) investing activities	(4,908)	(3,114)	21

FINANCING ACTIVITIES
Dividends paid	(2,038)	(1,596)	(1,358)
Proceeds from issuance of common stock	380	441	540
Payment for fractional shares	(9)	—	(5)
Proceeds from issuance of subordinated debentures	—	15,464	—
Proceeds from note payable	—	4,000	845
Repayment of note payable	—	(5,875)	(419)

Net cash provided by (used in) financing activities	(1,667)	12,434	(397)

Net increase (decrease) in cash	(6,878)	9,978	624
Cash at beginning of year	10,832	854	230

Cash at end of year	$3,954	$10,832	$854

NOTE 21. QUARTERLY DATA (Unaudited)

	Years Ended December 31,
	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$13,152	$11,551	$11,133	$10,956	$10,205	$9,762	$9,592	$9,397
Interest expense	3,851	3,686	3,792	3,959	3,796	3,576	3,627	3,898

Net interest income	9,301	7,865	7,341	6,997	6,409	6,186	5,965	5,499
Provision for loan losses	155	861	176	214	256	202	204	183

Net interest income after provision for loan losses	9,146	7,004	7,165	6,783	6,153	5,984	5,761	5,316
Noninterest income	2,660	2,524	2,392	2,352	2,663	1,910	1,607	1,882
Noninterest expenses	8,282	7,319	7,291	6,801	5,954	5,616	5,179	4,999

Income before income taxes	3,524	2,209	2,266	2,334	2,862	2,278	2,189	2,199
Provision for income taxes	721	731	533	623	863	744	710	702

Net income	$2,803	$1,478	$1,733	$1,711	$1,999	$1,534	$1,479	$1,497

Earnings per share:
Basic	$0.41	$0.25	$0.32	$0.32	$0.40	$0.32	$0.31	$0.32

Diluted	$0.40	$0.24	$0.31	$0.31	$0.39	$0.31	$0.30	$0.31

NOTE 22. PRIOR PERIOD ADJUSTMENT

      In December 2003, management discovered that certain deferred compensation liabilities had not been recognized in accordance with generally accepted accounting principles, which requires deferred compensation liabilities to be recognized over the service periods of the participants. The error resulted primarily from deferred compensation agreements assumed in a business combination consummated in 2001. These particular deferred compensation liabilities are funded through the earnings generated from life insurance policies as discussed in Note 11. The prior period adjustments represent an acceleration of expense recognition, and will reduce expenses to be recognized in future years.

        The effect on net income for the years ended December 31, 2002 and 2001 is as shown below:

	December 31,
	2002	2001
	(dollars in thousands)
Net income before adjustment	$6,528	$3,970
Prior period adjustments for correction of an error	(19)	(394)

	$6,509	$3,576

        The prior period adjustment as shown in the statement of stockholders' equity for the years ended December 31, 2003, 2002 and 2001 represents the correction of the error for the years ended prior to January 1, 2000.

NOTE 23. SUBSEQUENT EVENTS

        On January 26, 2004, the Company signed a definitive agreement for the merger of Southern Heritage Bancorp, Inc. into GB&T Bancshares, Inc. The terms of the agreement call for the exchange of 1.063 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Southern Heritage Bancorp, Inc., or within limits, that a portion of the acquisition price be paid in cash, at the option of Southern Heritage Bancorp, Inc. shareholders. The merger is subject to approval of the shareholders of Southern Heritage Bancorp, Inc. and regulators.

        On February 11, 2004, the Company signed a definitive agreement to acquire Lumpkin County Bank. The terms of the agreement call for the exchange of .82 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Lumpkin County Bank. The merger is subject to approval of the shareholders of Lumpkin County Bank and regulators.

EXHIBIT INDEX

Exhibit No.	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Mauldin & Jenkins, LLC
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
SUPERVISION AND REGULATION
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
SHORT TERM BORROWINGS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
TABLE OF CONTENTS
EXHIBIT INDEX