Form 10-Q
period 2004-03-31
GB&T BANCSHARES INC
filed 2004-05-10
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004:    6,843,898 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Assets

Cash and due from banks	$18,237	$17,584
Interest-bearing deposits in banks	546	535
Federal funds sold	16,306	6,534
Securities available for sale	137,249	132,945
Restricted equity securities, at cost	4,763	4,582

Loans, net of unearned income	724,282	709,958
Less allowance for loan losses	9,004	8,726
Loans, net	715,278	701,232

Premises and equipment, net	25,950	25,813
Goodwill and intangible assets	32,909	33,043
Other assets	22,975	22,010

Total assets	$974,213	$944,278

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$86,797	$90,914
Interest-bearing	671,381	637,715
Total deposits	758,178	728,629
Federal funds purchased and securities sold under repurchase agreements	11,973	17,314
Federal Home Loan Bank advances	77,580	75,703
Other borrowings	1,330	300
Other liabilities	10,361	10,025
Subordinated debt	15,464	15,464

Total liabilities	874,886	847,435

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 6,822,098 and 6,794,148 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	68,280	67,983

Retained earnings	30,012	28,393
Accumulated other comprehensive income	1,035	467

Total stockholders’ equity	99,327	96,843

Total liabilities and stockholders’ equity	$974,213	$944,278

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$11,645	$9,738
Taxable securities	985	985
Nontaxable securities	184	168
Federal funds sold	27	54
Interest-bearing deposits in banks	1	11

Total interest income	12,842	10,956

Interest expense:
Deposits	2,903	2,977
Federal funds purchased, securities sold under repurchase agreements, other borrowings and subordinated debt	1,053	982

Total interest expense	3,956	3,959

Net interest income	8,886	6,997

Provision for loan losses	284	214

Net interest income after provision for loan losses	8,602	6,783

Other income:
Service charges on deposit accounts	1,394	1,092
Mortgage origination fees	460	557
Insurance commissions	144	144
Gain on sale of securities	263	28
Other operating income	638	531

Total other income	2,899	2,352

Other expenses:
Salaries and employee benefits	4,933	4,124
Occupancy and equipment expenses, net	1,222	1,004
Other operating expenses	2,193	1,673

Total other expenses	8,348	6,801

Income before income taxes	3,153	2,334

Income tax expense	923	623

Net income	$2,230	$1,711

Earnings per share:
Basic	$0.33	$0.32
Diluted	$0.32	$0.31

Weighted average shares:
Basic	6,809	5,361
Diluted	6,943	5,523

Cash dividends per common share	$0.090	$0.085

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)

Net Income	$2,230	$1,711

Unrealized holding gains (losses) on securities available- for-sale arising during period, net of tax (benefit)	731	(370)

Reclassification adjustment for gains realized on securities available-for-sale in net income, net of taxes	(163)	(17)

Other comprehensive income (loss)	568	(387)

Comprehensive income	$2,798	$1,324

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2004

(Dollars in thousands)

	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2003	6,794	$67,983	$28,393	$467	$96,843

Net income	—	—	2,230	—	2,230

Options excercised	28	297	—	—	297

Dividends declared $0.09 per share	—	—	(611)	—	(611)

Other comprehensive income		—	—	568	568

Balance, March 31, 2004	6,822	$68,280	$30,012	$1,035	$99,327

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Operating Activities
Net income	$2,230	$1,711
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation	533	458
Provision for loan losses	284	214
Amortization and (accretion), net	293	157
Gain on sale of securities	(263)	(28)
Net (increase) decrease in other assets	(1,083)	971
Net increase (decrease) in other liabilities	336	(4,825)
Net cash provided by (used in) operating activities	2,330	(1,342)

Investing Activities
Purchases of securities available for sale	(16,178)	(23,479)
Proceeds from sales of securities available for sale	2,271	1,116
Proceeds from maturities of securities available for sale	10,615	23,613
Increase in Federal Home Loan Bank stock	(324)	—
(Increase) decrease in interest-bearing deposits in banks	(11)	5,873
Net increase in federal funds sold	(9,772)	(4,420)
Net increase in loans	(14,768)	(21,110)
Proceeds from sale of other real estate owned	359	544
Purchase of premises and equipment	(670)	(439)
Proceeds from disposals of premises and equipment	—	21
Net cash used in investing activities	(28,478)	(18,281)

Financing Activities
Net increase in deposits	29,549	19,956
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(5,341)	2,813
Proceeds from other borrowings and Federal Home Loan Bank advances	6,608	107
Payments on other borrowings and Federal Home Loan Bank advances	(3,701)	(2,731)
Dividends paid	(611)	(455)
Proceeds from issuance of capital stock	297	37
Net cash provided by financing activities	26,801	19,727

Net increase in cash and due from banks	653	104

Cash and due from banks at beginning of period	17,584	18,113

Cash and due from banks at end of period	$18,237	$18,217

Supplemental disclosure of cash paid during the period for:
Interest	$4,214	$4,136
Income taxes	$524	$142

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	March 31,
	2004	2003
	(Dollars in thousands)

Net income, as reported	$2,230	$1,711
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	29	26
Pro forma net income	$2,201	$1,685
Earnings per share:
Basic - as reported	$0.33	$0.32
Basic - pro forma	$0.33	$0.32
Diluted - as reported	$0.32	$0.31
Diluted - pro forma	$0.32	$0.31

NOTE 3.                EARNINGS PER COMMON SHARE (in thousands, except per share data)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	6,809	5,361

Net income	$2,230	$1,711

Basic earnings per share	$0.33	$0.32

Diluted Earnings Per Share:
Weighted average common shares outstanding	6,809	5,361
Net effect of the assumed exercise of stock Options based on the treasury stock method Using average market prices for the period	134	162
Total weighted average common shares and Common stock equivalents outstanding	6,943	5,523

Net income	$2,230	$1,711

Diluted earnings per share	$0.32	$0.31

NOTE 4.                RECENT DEVELOPMENTS

On January 26, 2004, the Company signed a definitive agreement for the merger of Southern Heritage Bancorp, Inc. into GB&T Bancshares, Inc.  The terms of the agreement call for the exchange of 1.063 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Southern Heritage Bancorp, Inc. or within limits, that a portion of the acquisition price be paid in cash, at the option of Southern Heritage Bancorp, Inc. shareholders.  The merger is subject to approval of the shareholders of Southern Heritage Bancorp, Inc. and regulators.

On February 11, 2004, the Company signed a definitive agreement to acquire Lumpkin County Bank.  The terms of the agreement call for the exchange of .82 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Lumpkin County Bank.  The merger is subject to approval of the shareholders of Lumpkin County Bank and regulators.

Both transactions are expected to close in the third quarter of 2004.

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

Cautionary Notice Regarding Forward-Looking Statements

 Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of GB&T Bancshares, Inc. are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts.  When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Critical Accounting Estimates

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

The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The Company uses an 8 point rating system for its loans. Ratings of 1 to 4 are considered “pass ratings”, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating officer rates all loans on this system. This rating is adjusted from time to time by the officer to accurately reflect the loan’s current status. These ratings are reviewed regularly by the Loan Committee, an outside independent loan review firm, our accountants, and by the applicable regulator for accuracy.

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

Summary

Net income for the three months ended March 31, 2004 was $2.2 million, up 30.3% from the same period a year ago.  Diluted net income per share was $0.32 for the three months ended March 31, 2004, up 3.2% from the same period a year ago.  Return on average assets was 0.93% and return on average equity was 9.14% for the three months ended March 31, 2004.  This compares to a return on average assets of 0.94% and a return on average equity of 11.28% for the same period a year ago.

Balance Sheets

Our total assets increased $29.9 million or 3.17% for the period ended March 31, 2004 compared to December 31, 2003.  The increase consists of an increase in loans of $14.3 million or 2.0%, an increase in federal funds sold of $9.8 million, and an increase in securities of $4.5 million.

Total deposits have increased $29.5 million, or 4.06% during the period ended March 31, 2004 compared to December 31, 2003.  Noninterest-bearing deposits decreased $4.1 million while interest-bearing deposits increased $33.7 million during the period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 95.53% at March 31, 2004 compared to 97.44% at December 31, 2003.  Federal funds purchased decreased during the period by $5.3 million.

Asset Quality

The allowance for loan losses at March 31, 2004 was $9,004,000 or 1.24% to total loans compared to 1.32% at March 31, 2003.  The analysis below indicates a decrease of $308,000 in net charge-offs for the three months ended March 31, 2004 as compared to the same period in 2003 which is directly attributable to HTB which contributed $230,000 to the net charge-off balance at March 31, 2003.  Based on its evaluation, management believes the allowance is adequate to absorb any potential loan losses at March 31, 2004.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three month period ended March 31, 2004 and 2003.

	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$720,063	$555,727

Allowance for loan losses balance, beginning of period	$8,726	$7,538

Less charge-offs
Commercial loans	—	—
Real estate loans	—	(232)
Consumer loans	(141)	(167)
Total charge-offs	(141)	(399)

Plus recoveries
Commercial loans	44	21
Real estate loans	3	1
Consumer loans	88	63
Total recoveries	135	85
Net charge-offs	(6)	(314)

Plus provision for loan losses	284	214

Allowance for loan losses balance, end of period	$9,004	$7,438

Net charge-offs to average loans (annualized)	0.003%	0.229%

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate a decrease of $1,159,000 in nonaccrual loans which was primarily concentrated at one affiliate, HTB.  The level of nonaccrual loans has continued to decrease at HTB since its acquisition in November 2002.  A majority of the consumer nonaccrual loan balance is related to Community Loan Company which represents approximately 76.4%, or $427,000 of the balance.  The table presents an increase of $613,000 in past due loans over 90 days.  This increase represents one loan in the amount of $552,000 located at CTB, which was in the process of foreclosure at March 31, 2004.  Community Loan Company accounts for approximately 43.8%, or $461,000 of the past due loan balance at March 31, 2004.  Due to the nature of the consumer finance business, we believe that the level of nonaccrual and past due loans over 90 days for Community Loan Company is normal and will consistently remain higher than those seen in the banking industry.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.  The reserve for loan loss for Community Loan Company was 9.12% for the period ended March 31, 2004 and 10.42% for the period ended March 31, 2003.  There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	March 31, 2004
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in thousands)

Real estate loans	$2,118	$552	$—
Commercial loans	274	—	—
Consumer loans	559	501	—
Total	$2,951	$1,053	$—

	March 31, 2003
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in thousands)

Real estate loans	$3,104	$83	$—
Commercial loans	288	9	—
Consumer loans	718	357	—
Total	$4,110	$449	$—

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

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of March 31, 2004, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $12.0 million compared to $17.3 million at December 31, 2003.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At March 31, 2004, we had available borrowing capacity totaling approximately $131.9 million through various borrowing arrangements and available lines of credit.  Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

Our liquidity ratio was 16.67% at March 31, 2004, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the Banks have relationships with the Federal Home Loan Bank of Atlanta, which provide funding for loan growth on an as needed basis.

We purchased property in May 2003 in Gainesville, Georgia for the purpose of locating an operations center for the Company’s operations and data processing. The approximate cost of the property was $1,168,000. We anticipate the construction of the operations center to be completed in the third quarter of 2004 with an approximate cost of $2.9 million.

As of March 31, 2004, the Company and the Banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and its bank subsidiaries’ actual capital ratios are presented in the following table.

	ACTUAL	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of March 31, 2004
Total Capital to Risk Weighted Assets:
Consolidated	11.78%	8%	N\A
Gainesville Bank & Trust	10.16%	8%	10%
United Bank & Trust	12.73%	8%	10%
Community Trust Bank	11.30%	8%	10%
HomeTown Bank of Villa Rica	10.14%	8%	10%
First National Bank of the South	10.66%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.60%	4%	N\A
Gainesville Bank & Trust	9.05%	4%	6%
United Bank & Trust	11.48%	4%	6%
Community Trust Bank	10.20%	4%	6%
HomeTown Bank of Villa Rica	8.89%	4%	6%
First National Bank of the South	9.75%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.71%	4%	N\A
Gainesville Bank & Trust	7.13%	4%	5%
United Bank & Trust	7.90%	4%	5%
Community Trust Bank	8.57%	4%	5%
HomeTown Bank of Villa Rica	7.69%	4%	5%
First National Bank of the South	8.18%	4%	5%

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.11% for the three months ended March 31, 2004, compared to 4.14% for the same period in 2003, a decrease of 3 basis points.  This decrease resulted from a 55 basis point decrease in the yield on earning assets and a 52 basis point decrease in the effective cost of funds.  The decreased yield on earning assets was primarily due to lower yields on loans and the decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.  The Company continues to maintain the volumes needed and competitive pricing during this low interest rate environment.

The results of operations for the three months ended March 31, 2004, includes First National Bank of the South, which became part of the Company effective August 29, 2003.  The merger was accounted for as a purchase; therefore, results for FNB have been included since September 1, 2003 and are not included in quarter ended March 31, 2003.

Net interest income increased $1,889,000 or 27.00% for the three months ended March 31, 2004 compared to the same period in 2003.  The net increase consists of an increase in interest income of $1,886,000 or 17.21% plus a decrease in interest expense of $3,000 or -0.08% for the three-month period.  This increase consists of a volume variance of $1,881,098 and a rate variance of $7,902. Exclusive of FNB, net interest income increased $531,000 or 7.59%.

Other Income

Other income for the three months ended March 31, 2004, increased by $547,000 or 23.26% compared to the same period in 2003.  Service charges increased by $302,000 and gain on sale of securities increased by $235,000. The increase in service charges is directly related to the increase in deposit accounts and the inclusion of FNB for the three-month period ended March 31, 2004 which accounted for $200,000 of the increase.   Exclusive of FNB, other income increased by $109,000 or 4.63%.

Other Expense

Other expenses increased by approximately $1,547,000 or 22.75% for the three months ended March 31, 2004 compared to the same period in 2003.  The increase is due primarily to an increase in salaries and employee benefits of $809,000.  Net occupancy and equipment expenses increased $218,000 and other operating expenses increased $520,000.  The increase in salaries and employee benefits is partially due to FNB, which accounted for $678,000 of the increase and an increase of 60 employees.  Exclusive of FNB, other expense increased $237,000 or 3.48% and other operating expenses increased $55,000 or 3.29%.

Income Tax Expense

Income tax expense increased by $300,000 for the three month period ended March 31, 2004, compared to the same period last year. The effective tax rate for the period ended March 31, 2004 was 29.27%, compared to 26.69% for the same period in 2003.

Net Income

Net income increased by $519,000 or 30.33%, for the three months ended March 31, 2004 compared to the same period in 2003.   This increase is directly related to the increase in net interest income which is partially offset by the increase in other expenses as discussed above.

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

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)

Commitments to extend credit	$159,759	$138,310
Financial standby letters of credit	3,199	3,718
Other standby letters of credit	1,248	1,349
Credit card commitments	5,451	5,302
Total	$169,657	$148,679

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. In addition, no change in our internal control over financial reporting  occurred during the first quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1     Rule 13a-14(a) Certification of Principal Executive Officer

31.2     Rule 13a-14(a) Certification of Principal Financial Officer

32.1     Section 1350 Certification of Principal Executive Officer

32.2     Section 1350 Certification of Principal Financial Officer

(b)         Reports on Form 8-K

We furnished a report on Form 8-K on January 30, 2004 to report earnings for the quarter ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:	5/10/2004	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	5/10/2004	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer