Form 10-Q
period 2004-06-30
GB&T BANCSHARES INC
filed 2004-08-09
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of July 30, 2004:    8,609,848 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets

Cash and due from banks	$19,090	$17,584
Interest-bearing deposits in banks	961	535
Federal funds sold	9,631	6,534
Securities available for sale	146,429	132,945
Restricted equity securities, at cost	5,388	4,582

Loans, net of unearned income	745,437	709,958
Less allowance for loan losses	8,987	8,726
Loans, net	736,450	701,232

Premises and equipment, net	26,454	25,813
Goodwill and intangible assets	32,825	33,043
Other assets	23,291	22,010

Total assets	$1,000,519	$944,278

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$94,548	$90,914
Interest-bearing	683,816	637,715
Total deposits	778,364	728,629
Federal funds purchased and securities sold under repurchase agreements	17,259	17,314
Federal Home Loan Bank advances	77,458	75,703
Other borrowings	2,234	300
Other liabilities	10,309	10,025
Subordinated debt	15,464	15,464

Total liabilities	901,088	847,435

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 8,592,223 and 8,492,685 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	68,825	67,983
Retained earnings	31,594	28,393
Accumulated other comprehensive income (loss)	(988)	467

Total stockholders’ equity	99,431	96,843

Total liabilities and stockholders’ equity	$1,000,519	$944,278

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$11,903	$9,967	$23,548	$19,705
Taxable securities	1,040	950	2,025	1,935
Nontaxable securities	186	158	370	326
Federal funds sold	33	52	60	106
Interest-bearing deposits in banks	7	6	8	17
Total interest income	13,169	11,133	26,011	22,089

Interest expense:
Deposits	3,005	2,899	5,908	5,876
Federal funds purchased and securities sold under repurchase agreements	45	42	93	83
Federal Home Loan Bank advances	801	637	1,601	1,365
Other borrowings	208	214	413	427
Total interest expense	4,059	3,792	8,015	7,751

Net interest income	9,110	7,341	17,996	14,338

Provision for loan losses	325	176	609	390

Net interest income after provision for loan losses	8,785	7,165	17,387	13,948

Other income:
Service charges on deposit accounts	1,487	1,182	2,881	2,274
Mortgage origination fees	511	726	971	1,283
Insurance commissions	157	149	301	293
Gain on sale of securities	346	49	609	77
Other operating income	441	286	1,079	817
Total other income	2,942	2,392	5,841	4,744

Other expense:
Salaries and employee benefits	4,940	4,171	9,873	8,295
Occupancy and equipment expenses, net	1,204	1,030	2,426	2,034
Other operating expenses	2,331	2,090	4,524	3,763
Total other expense	8,475	7,291	16,823	14,092

Income before income taxes	3,252	2,266	6,405	4,600

Income tax expense	1,019	533	1,942	1,156

Net income	$2,233	$1,733	$4,463	$3,444

Earnings per share:
Basic	$0.26	$0.26	$0.52	$0.51
Diluted	$0.26	$0.25	$0.52	$0.50

Weighted average shares
Basic	8,556	6,728	8,533	6,714
Diluted	8,700	6,973	8,667	6,934

Cash dividends per common share	$0.076	$0.072	$0.148	$0.140

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands) (unaudited)

Net Income	$2,233	$1,733	$4,463	$3,444

Unrealized holding gains (losses) arising during period, net of tax (benefit)	(1,808)	142	(1,077)	(227)

Reclassification adjustment for gains realized in net income, net of taxes	(215)	(30)	(378)	(48)

Other comprehensive income (loss)	(2,023)	112	(1,455)	(275)

Comprehensive income	$210	$1,845	$3,008	$3,169

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2004

	(Dollars in thousands) (unaudited)
	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2003	8,493	$67,983	$28,393	$467	$96,843
Net income	—	—	4,463	—	4,463
Options excercised	100	856	—	—	856

Dividends declared $0.148 per share	—	—	(1,262)	—	(1,262)

Payment for fractional shares in Connection with stock split	(1)	(14)	—	—	(14)
Other comprehensive loss	—	—	—	(1,455)	(1,455)

Balance, June 30, 2004	8,592	$68,825	$31,594	$(988)	$99,431

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2003
	(Dollars in thousands)
Operating Activities
Net income	$4,463	$3,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,055	906
Provision for loan losses	609	390
Amortization and (accretion), net	612	358
Gain on sale of securities	(609)	(77)
Net decrease in other assets	29	1,072
Net increase (decrease) in other liabilities	284	(4,895)
Net cash provided by operating activities	6,443	1,198

Investing Activities
Purchases of securities available for sale	(46,223)	(55,826)
Proceeds from sales of securities available for sale	2,474	4,298
Proceeds from maturities of securities available for sale	28,156	43,870
Net increase in restricted equity securities	(806)	(2,013)
(Increase) decrease in interest-bearing deposits in banks	(426)	3,427
(Increase) decrease in federal funds sold	(3,097)	9,563
Net increase in loans	(36,627)	(23,644)
Proceeds from sale of other real estate owned	359	767
Purchase of premises and equipment	(1,696)	(2,189)
Proceeds from disposals of premises and equipment	—	1,481
Net cash used in investing activities	(57,886)	(20,266)

Financing Activities
Net increase in deposits	49,735	24,815
Net decrease in federal funds purchased and securities sold under repurchase agreements	(55)	(87)
Proceeds from other borrowings and Federal Home Loan Bank advances	10,057	5,913
Payments on other borrowings and Federal Home Loan Bank advances	(6,368)	(11,980)
Dividends paid	(1,262)	(939)
Payment for fractional shares	(14)	—
Proceeds from issuance of capital stock	856	325
Net cash provided by financing activities	52,949	18,047

Net increase (decrease) in cash and due from banks	1,506	(1,021)

Cash and due from banks at beginning of period	17,584	18,113

Cash and due from banks at end of period	$19,090	$17,092

Supplemental disclosure of cash paid during the period for:
Interest	$7,964	$7,727
Income taxes	$2,322	$1,480

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.          BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. and its wholly-owned banking subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica and First National Bank of the South, and its consumer finance company, Community Loan Company (collectively, the “Company”).  Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)

Net income, as reported	$2,233	$1,733	$4,463	$3,444
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	32	26	61	52
Pro forma net income	$2,201	$1,707	$4,402	$3,392
Earnings per share:
Basic - as reported	$0.26	$0.26	$0.52	$0.51
Basic - pro forma	$0.26	$0.25	$0.52	$0.51
Diluted - as reported	$0.26	$0.25	$0.52	$0.50
Diluted - pro forma	$0.25	$0.24	$0.51	$0.49

NOTE 3.                EARNINGS PER COMMON SHARE (in thousands, except per share amounts)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and six-month periods ended June 30, 2004 and 2003.

	Three months ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	8,556	6,728

Net income	$2,233	$1,733

Basic earnings per share	$0.26	$0.26

Diluted Earnings Per Share:
Weighted average common shares outstanding	8,556	6,728
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	144	245
Total weighted average common shares and common stock equivalents outstanding	8,700	6,973

Net income	$2,233	$1,733

Diluted earnings per share	$0.26	$0.25

	Six months ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	8,533	6,714

Net income	$4,463	$3,444

Basic earnings per share	$0.52	$0.51

Diluted Earnings Per Share:
Weighted average common shares outstanding	8,533	6,714
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	134	220
Total weighted average common shares and common stock equivalents outstanding	8,667	6,934

Net income	$4,463	$3,444

Diluted earnings per share	$0.52	$0.50

NOTE 4.          RECENT ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities.  A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation.  The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The Company early adopted the reporting requirements of FIN 46R as of December 31, 2003.  The trust preferred securities were deconsolidated as of December 31, 2003 and reported as other liabilities on the consolidated balance sheet. The interpretations have not had a material effect on the Company’s financial condition or results of operations.

NOTE 5.          OTHER DEVELOPMENTS

On February 11, 2004, the Company signed a definitive agreement to acquire Lumpkin County Bank.  The terms of the agreement call for the exchange of 1.025 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Lumpkin County Bank.  The merger is subject to approval by the shareholders of Lumpkin County Bank at a special meeting to be held August 18, 2004.  The transaction is expected to close in the third quarter of 2004.

NOTE 6.          SUBSEQUENT EVENTS

On August 3, 2004, the Company completed the merger of Southern Heritage Bancorp, Inc. the parent company of Southern Heritage Bank in Flowery Branch, Hall County, Georgia.  The terms of the agreement call for the exchange of 1.32875 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Southern Heritage Bancorp, Inc. or within limits, that a portion of the acquisition price be paid in cash, at the option of Southern Heritage Bancorp, Inc. shareholders.   The acquisition was accounted for as a purchase.

On July 22, 2004, the Company formed a second wholly-owned grantor trust to issue cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.  The aggregate principal amount of trust preferred certificates outstanding is $10,310,000.  The aggregate principal amount of debentures outstanding is $10,310,000.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank (“CTB”), HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNB”) and Community Loan Company during the periods included in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of GB&T Bancshares, Inc. are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts.  When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our acquired businesses after consummation of the pending merger may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

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

The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The calculation is an estimate of the amount of loss in the loan portfolios of the affiliates in the company.  This calculation is monitored constantly and updated when applicable.  The Company uses an 8 point rating system for its loans. Ratings of 1 to 4 are considered “pass ratings”, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating officer rates all loans on this system. This rating is adjusted from time to time by the officer to accurately reflect the loan’s current status. These ratings are reviewed regularly by the Loan Committee, an outside independent loan review firm, our accountants, and by the applicable regulator for accuracy.

 Pass loans are separated into homogeneous pools. Currently, these pools consist of real estate, commercial, consumer and credit card loans. Management assigns loss percentages to these categories of homogeneous pools of loans based on the greater of historic loss data in each category or the minimum risk percentage for this category. Currently, management is developing the last eight quarters moving average net losses for the historic loss percentage in each category.  This number is reviewed and adjusted periodically, by pool, in light of current trends in past dues, changes in lending policies, underwriting standards, economic conditions, and other factors that may affect this number.  In addition to the homogeneous pools, management has specified certain industry risks and applied loss percentages to the specified industry risk categories.  Recently, because of low losses in most categories, management has assigned minimum percentages to each category.

For loans rated 4, (pass/watch) a loss percentage of 1% is used.  For loans rated 5, a loss percentage of 5% is used.  All significant loans rated 6 and 7 are individually analyzed and a specific reserve is assigned based on exposure or industry standards whichever is greater. These loans, their reserves, and action plans to resolve their criticisms are reviewed monthly by the Loan Committee. All other loans rated 6 and 7 are assigned loss percentages of 15% and 50% respectively.   All loans rated 8 are assigned a specific reserve of 100%.

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

Summary

Net income for the three months ended June 30, 2004 was $2.2 million, up 28.9% from the same period a year ago.  Diluted net income per share was $0.26 for the three months ended June 30, 2004, up 4.0% from the same period a year ago.  Return on average assets was 0.91% and return on average equity was 9.05% for the three months ended June 30, 2004.  This compares to a return on average assets of 0.92% and a return on average equity of 11.08% for the same period a year ago.

The results of operations for the three and six months ended June 30, 2004, includes FNB, which became part of the Company effective August 29, 2003.  The merger was accounted for as a purchase; therefore, results for FNB have been included since September 1, 2003 and are not included in the three and six-month periods ended June 30, 2003.

Balance Sheets

Our total assets increased $56.2 million or 5.96% for the period ended June 30, 2004 compared to December 31, 2003.  The increase consists primarily of an increase in loans of $35.5 million or 5.0%, an increase in federal funds sold of $3.1 million, and an increase in securities of $13.5 million.

Total deposits have increased $49.7 million, or 6.83% for the period ended June 30, 2004 compared to December 31, 2003.  Noninterest-bearing deposits increased $3.6 million and interest-bearing deposits increased $46.1 million during the period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 95.77% at June 30, 2004 compared to 97.44% at December 31, 2003.

Asset Quality

The allowance for loan losses at June 30, 2004 was $8,987,000 or 1.21% to total loans compared to 1.33% at June 30, 2003.  The analysis below indicates a decrease of $53,000 in net charge-offs for the six months ended June 30, 2004 as compared to the same period in 2003 which is directly attributable to the improvement at HTB which contributed $254,000 to the net charge-off balance at June 30, 2003.  Based on our evaluation, management believes the allowance is adequate to absorb any potential loan losses at June 30, 2004.  The allowance for loan losses acquired in prior periods related to acquisitions has been sufficient to absorb estimated uncollectible nonperforming loans acquired in addition to any net write-offs related to nonperforming loans acquired. During 2003, we increased the allowance for loan losses for a loan that subsequent to the consummation of the acquisition of HTB in 2002 was classified in connection with a regulatory examination.  The loan was performing at the time of the acquisition and continues to be a performing loan.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the six-month period ended June 30, 2004 and 2003.

	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$729,077	$559,991

Allowance for loan losses balance, beginning of period	$8,726	$7,538

Less charge-offs
Commercial loans	(112)	—
Real estate loans	(118)	—
Consumer loans	(324)	(567)
Total charge-offs	(554)	(567)

Plus recoveries
Commercial loans	4	—
Real estate loans	10	2
Consumer loans	192	164
Total recoveries	206	166
Net charge-offs	(348)	(401)

Plus provision for loan losses	609	390

Allowance for loan losses balance, end of period	$8,987	$7,527

Net charge-offs to average loans (annualized)	0.096%	0.144%

The provision for loan losses increased $149,000 or 84.66% for the three months ended June 30, 2004 compared to the same period in 2003. Exclusive of FNB, the provision for loan losses increased $109,000 or 61.93%.  The provision for loan losses increased $219,000 or 56.15% for the six months ended June 30, 2004 compared to the same period in 2003.   Exclusive of FNB, the provision for loan losses increased $119,000 or 30.51% for the six-month period.   The increase can also be attributed to internal growth in the loan portfolio.

The following table is a summary of nonaccrual, past due and restructured debt. The numbers indicate a decrease of $821,000 in nonaccrual loans which was primarily concentrated at one affiliate, HTB.  The level of nonaccrual loans has continued to decrease at HTB since its acquisition in November 2002, which is consistent with the previous net charge-off discussion.  A majority of the consumer nonaccrual loan balance is related to Community Loan Company which represents approximately 87.3%, or $419,000 of the balance.  The table presents an increase of $499,000 in past due loans over 90 days.  This increase represents two loans to the same customer totaling $552,000 located at CTB, which are both in the process of foreclosure at June 30, 2004.  As of June 30, 2004, we do not expect any significant losses relating to these two loans due to the value of the underlying collateral.  Community Loan Company accounts for approximately 48.4%, or $530,000 of the past due loan balance at June 30, 2004.  Due to the nature of the consumer finance business, we believe that the level of nonaccrual and past due loans over 90 days for Community Loan Company is normal and will consistently remain higher than those seen in the banking industry.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.  The reserve for loan loss for Community Loan Company was 9.37% for the period ended June 30, 2004 and 9.92% for the period ended June 30, 2003.  There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	June 30, 2004
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$1,845	$552	$—
Commercial loans	186	—	—
Consumer loans	480	544	—
Total	$2,511	$1,096	$—

	June 30, 2003
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$2,446	$160	$—
Commercial loans	284	—	—
Consumer loans	602	437	—
Total	$3,332	$597	$—

Our banking subsidiary policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful.  This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Community Loan Company accrues interest until management determines that full repayment of principal and interest is not probable, which in some cases exceeds 90 days past due.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments.  Also we maintain relationships with correspondent banks which could provide funds on short notice.  As of June 30, 2004, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $17.3 million compared to $17.3 million at December 31, 2003.

Our liquidity and capital resources are monitored on a periodic basis by management, state and federal regulatory authorities.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At June 30, 2004, we had available borrowing capacity totaling approximately $135.5 million through various borrowing arrangements and available lines of credit.  Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

Our liquidity ratio was 16.20% at June 30, 2004, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event the banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. The subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, the banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.

We purchased property in May 2003 in Gainesville, Georgia for the purpose of locating an operations center for the Company’s operations and data processing. The approximate cost of the property was $1,168,000. We anticipate the construction of the operations center to be completed in the fourth quarter of 2004 with an approximate completed cost of $2,900,000.

As of June 30, 2004, the Company and the banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the banks’ capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
	CAPITAL	ADEQUACY	WELL
	RATIOS	PURPOSES	CAPITALIZED

As of June 30, 2004
Total Capital to Risk Weighted Assets:
Consolidated	11.66%	8%	N\A
Gainesville Bank & Trust	10.42%	8%	10%
United Bank & Trust	12.80%	8%	10%
Community Trust Bank	10.65%	8%	10%
HomeTown Bank of Villa Rica	10.18%	8%	10%
First National Bank of the South	10.62%	8%	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.52%	4%	N\A
Gainesville Bank & Trust	9.27%	4%	6%
United Bank & Trust	11.67%	4%	6%
Community Trust Bank	9.64%	4%	6%
HomeTown Bank of Villa Rica	8.93%	4%	6%
First National Bank of the South	9.72%	4%	6%
Tier I Capital to Average Assets:
Consolidated	8.67%	4%	N\A
Gainesville Bank & Trust	7.03%	4%	5%
United Bank & Trust	8.16%	4%	5%
Community Trust Bank	8.46%	4%	5%
HomeTown Bank of Villa Rica	7.88%	4%	5%
First National Bank of the South	8.14%	4%	5%

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Since interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.10% for the six months ended June 30, 2004, compared to 4.17% for the same period in 2003, a decrease of 7 basis points.  This decrease resulted from a 51 basis point decrease in the yield on earning assets and a 44 basis point decrease in the effective cost of funds.  The decreased yield on earning assets was primarily due to lower yields on loans and the decreased effective cost of funds was due to lower average rates paid on interest-bearing funding.  The Company continues to experience growth in the portfolios while maintaining its competitive pricing during this low interest rate environment.

Net interest income increased $1,769,000 or 24.10% for the three months ended June 30, 2004 compared to the same period in 2003.  The net increase consists of an increase in interest income of $2,036,000 or 18.29% less an increase in interest expense of $267,000 or 7.04% for the three-month period.  This increase consists of a volume variance of $2,150,000 and a rate variance of ($381,000).  Net interest income increased $3,658,000 or 25.51% for the six months ended June 30, 2004 compared to the same period in 2003.  The net increase consists of an increase in interest income of $3,922,000 or 17.76% less an increase in interest expense of $264,000 or 3.41% for the six-month period.  This increase consists of a volume variance of $3,932,000 and a rate variance of ($274,000).  These variances include the impact of the acquisition of FNB for the three and six-month periods ended June 30, 2004.

Other Income

Other income for the three months ended June 30, 2004, increased by $550,000 or 22.99% compared to the same period in 2003.  Service charges increased by $305,000 and gain on sale of securities increased by $297,000. Other income for the six months ended June 30, 2004, increased by $1,097,000 compared to the same period in 2003.  Service charges increased by $607,000 and gain on sale of securities increased by $532,000. The increases in service charges are directly related to the increase in deposit accounts and the inclusion of FNB for the three and six-month periods ended June 30, 2004.   Exclusive of FNB, other income increased by $102,000 or 4.26% and $211,000 or 4.45% for the three and six month periods ending June 30, 2004 compared to the same periods in 2003.

Other Expense

Other expenses increased by approximately $1,184,000 or 16.24% for the three months ended June 30, 2004 compared to the same period in 2003.  The increase is due primarily to an increase in salaries and employee benefits of $769,000.  Net occupancy and equipment expenses increased $174,000 and other operating expenses increased $241,000.  Other expenses increased by $2,731,000 for the six months ended June 30, 2004.  Net occupancy and equipment expenses increased by $392,000 and other operating expenses increased by $761,000.  Salaries and employee benefits increased by $1,578,000.  The increase in salaries and employee benefits is partially due to FNB, which accounted for $1,414,000 of the six-month increase and the addition of 58 employees.  Exclusive of FNB, other operating expenses decreased $184,000 or 4.89% and other expense increased $35,000 or 0.25% for the six-month period ending June 30, 2004 compared to the same period in 2003.

Income Tax Expense

Income tax expense increased by $486,000 for the three-month period ended June 30, 2004, compared to the same period last year. The effective tax rate for the three-month period ended June 30, 2004 was 31.33%, compared to 23.52% for the same period in 2003.  Income tax expense increased by $786,000 for the six-month period ended June 30, 2004, compared to the same period last year. The effective tax rate for the six-month period ended June 30, 2004 was 30.32%, compared to 25.13% for the same period in 2003.   In 2003, the effective tax rate was impacted by tax credits.

Net Income

Net income increased by $500,000 or 28.85% for the three months ended June 30, 2004, compared to the same period in 2003.   Net income increased by $1,019,000 or 29.59% for the six months ended June 30, 2004 compared to the same period in 2003.  These increases are directly related to the increase in net interest income which is partially offset by the increases in other expenses as discussed above.

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

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)

Commitments to extend credit	$171,967	$138,310
Financial standby letters of credit	3,384	3,718
Other standby letters of credit	926	1,349
Credit card commitments	5,681	5,302
Total	$181,958	$148,679

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

We use a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 2% in net interest income and a 14% decrease in market value of equity for a 200 basis point increase in rates. The same model shows a 1% decrease in net interest income and a 16% increase in market value of equity for a 200 basis point decrease in rates. Our policy is to allow no more than +/- 8% change in net interest income and no more than +/- 25% change in market value of equity for these scenarios. Therefore, we are within our policy guidelines and believe we are protected from any significant impact due to market rate changes.

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. In addition, no change in our internal control over financial reporting  occurred during the second quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The annual meeting of the Stockholders of GB&T Bancshares, Inc. was held on May 17, 2004.  The meeting had been called pursuant to written notice for (1) the purpose of considering and voting upon the election of eleven directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified;  (2) to amend the Company’s Stock Option Plan of 1997 to increase the number of shares of common stock that are available for the grant of awards under the Plan from 700,000 to 1,200,000 shares; and (3) to consider such other business as might properly come before the Annual Meeting.  The results of the voting were as follows:

(1) Election of Directors	FOR	AGAINST	WITHHELD

Larry B. Boggs	4,632,006	0	51,418
Dr. John W. Darden	4,670,685	0	12,738
W.A. Foster, III	4,670,542	0	12,881
Bennie E. Hewett	4,670,698	0	12,725
Richard A. Hunt	4,654,117	0	29,307
James L. Lester	4,670,698	0	12,725
Dr. T. Alan Maxwell	4,670,698	0	12,725
James H. Moore	4,670,698	0	12,725
Samuel L. Oliver	4,569,439	0	113,984
Alan A. Wayne	4,654,975	0	28,448
Philip A. Wilheit	4,670,698	0	12,725

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

(2) To increase the number of shares of common stock	2,868,334	435,439	30,462	1,349,189

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

31.1            Rule 13a-14(a) Certification of Principal Executive Officer.

31.2            Rule 13a-14(a) Certification of Principal Financial Officer.

32.1            Section 1350 Certification of Principal Executive Officer.

32.2            Section 1350 Certification of Principal Financial Officer.

(b)         Reports on Form 8-K

We furnished a report on Form 8-K on April 23, 2004 to report earnings for the quarter ending March 31, 2004.   We also filed a report on Form 8-K on May 19, 2004 to report the declaration of a five-for-four stock split in the form of a stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:	8/9/2004	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	8/9/2004	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer