Form 10-Q
period 2004-09-30
GB&T BANCSHARES INC
filed 2004-11-09
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of November 5, 2004:  10,056,127 shares; no par value

GB&T BANCSHARES, INC.

PART I - - FINANCIAL INFORMATION

ITEM 1 - - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets

Cash and due from banks	$23,442	$17,584
Interest-bearing deposits in banks	2,658	535
Federal funds sold	13,995	6,534
Securities available for sale	165,336	132,945
Restricted equity securities, at cost	5,273	4,582

Loans, net of unearned income	904,407	709,958
Less allowance for loan losses	11,262	8,726
Loans, net	893,145	701,232

Premises and equipment, net	32,413	25,813
Goodwill and intangible assets	54,896	33,043
Other assets	24,215	22,010

Total assets	$1,215,373	$944,278

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$126,469	$90,914
Interest-bearing	814,398	637,715
Total deposits	940,867	728,629
Federal funds purchased and securities sold under repurchase agreements	20,479	17,314
Federal Home Loan Bank advances	75,094	75,703
Other borrowings	542	300
Other liabilities	12,053	10,025
Subordinated debt	29,898	15,464

Total liabilities	1,078,933	847,435

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 10,051,696 and 8,492,685 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	102,501	67,983
Retained earnings	33,339	28,393
Accumulated other comprehensive income	600	467

Total stockholders’ equity	136,440	96,843

Total liabilities and stockholders’ equity	$1,215,373	$944,278

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$13,713	$10,480	$37,261	$30,185
Taxable securities	1,250	882	3,275	2,817
Nontaxable securities	184	169	554	495
Federal funds sold	55	11	115	117
Interest-bearing deposits in banks	9	9	17	26
Total interest income	15,211	11,551	41,222	33,640

Interest expense:
Deposits	3,429	2,723	9,337	8,599
Federal funds purchased and securities sold Under repurchase agreements	57	45	150	128
Federal Home Loan Bank advances	760	703	2,361	2,068
Other borrowings	355	215	768	642
Total interest expense	4,601	3,686	12,616	11,437

Net interest income	10,610	7,865	28,606	22,203

Provision for loan losses	332	861	941	1,251

Net interest income after provision for loan losses	10,278	7,004	27,665	20,952

Other income:
Service charges on deposit accounts	1,598	1,266	4,479	3,540
Mortgage origination fees	504	698	1,475	1,981
Insurance commissions	155	138	456	431
Gain on sale of securities	—	78	609	155
Other operating income	442	344	1,521	1,161
Total other income	2,699	2,524	8,540	7,268

Other expense:
Salaries and employee benefits	5,369	4,391	15,242	12,686
Occupancy and equipment expenses, net	1,292	1,103	3,718	3,137
Other operating expenses	2,795	1,825	7,319	5,588
Total other expense	9,456	7,319	26,279	21,411

Income before income taxes	3,521	2,209	9,926	6,809

Income tax expense	1,121	731	3,063	1,887

Net income	$2,400	$1,478	$6,863	$4,922

Earnings per share:
Basic	$0.25	$0.20	$0.78	$0.71
Diluted	$0.25	$0.19	$0.77	$0.69

Weighted average shares
Basic	9,491	7,310	8,855	6,915
Diluted	9,621	7,568	8,888	7,146

Cash dividends per common share	$0.076	$0.072	$0.224	$0.212

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands) (unaudited)

Net Income	$2,400	$1,478	$6,863	$4,922

Unrealized holding gains (losses) arising during period, net of tax (benefit)	1,588	(1,008)	511	(1,235)

Reclassification adjustment for gains realized in net income, net of taxes	—	(48)	(378)	(96)

Other comprehensive income (loss)	1,588	(1,056)	133	(1,331)

Comprehensive income	$3,988	$422	$6,996	$3,591

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2004

	(Dollars in thousands) (unaudited)
	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 31, 2003	8,493	$67,983	$28,393	$467	$96,843

Net income	—	—	6,863	—	6,863

Options excercised	155	1,347	—	—	1,347

Dividends declared $0.224 per share	—	—	(1,917)	—	(1,917)

Purchase of Southern Heritage Bancorp, Inc. and Lumpkin County Bank	1,405	33,201	—	—	33,201

Payment for fractional shares in connection with stock split and business combinations	(1)	(30)	—	—	(30)

Other comprehensive income	—	—	—	133	133

Balance, September 30, 2004	10,052	$102,501	$33,339	$600	$136,440

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Operating Activities
Net income	$6,863	$4,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,644	1,378
Provision for loan losses	941	1,251
Amortization and (accretion), net	915	654
Gain on sale of securities	(609)	(155)
Net (increase) decrease in other assets	(457)	1,017
Net increase (decrease) in other liabilities	1,156	(4,297)
Net cash provided by operating activities	10,453	4,770

Investing Activities
Purchases of securities available for sale	(69,559)	(85,363)
Proceeds from sales of securities available for sale	3,434	7,641
Proceeds from maturities of securities available for sale	42,551	61,767
Net increase in restricted equity securities	(691)	(146)
(Increase) decrease in interest-bearing deposits in banks	(2,114)	7,713
Decrease in federal funds sold	11,738	28,149
Net increase in loans	(47,433)	(54,686)
Net cash acquired in business combinations	4,308	5,452
Proceeds from sale of other real estate owned	1,343	779
Purchase of premises and equipment	(4,088)	(3,998)
Proceeds from disposals of premises and equipment	5	1,497
Net cash used in investing activities	(60,506)	(31,195)

Financing Activities
Net increase in deposits	48,603	28,565
Net increase in federal funds purchased and securities sold under repurchase agreements	3,165	2,917
Proceeds from other borrowings and Federal Home Loan Bank advances	10,455	15,502
Payments on other borrowings and Federal Home Loan Bank advances	(16,022)	(12,656)
Dividends paid	(1,917)	(1,426)
Payment for fractional shares	(30)	—
Proceeds from issuance of subordinated debt	10,310	—
Proceeds from issuance of capital stock	1,347	370
Net cash provided by financing activities	55,911	33,272

Net increase in cash and due from banks	5,858	6,847

Cash and due from banks at beginning of period	17,584	18,113

Cash and due from banks at end of period	$23,442	$24,960

Supplemental disclosure of cash paid during the period for:
Interest	$12,258	$11,859
Income taxes	$3,515	$2,134

Acquisition of Subsidiaries
Capital stock issued	$33,213	$31,869

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands )
Assets acquired (liabilities assumed)

Cash and due from banks, net of cash paid	$4,308	$5,452

Interest-bearing deposits in banks	9	50

Federal funds sold	19,199	2,979

Securities available for sale	8,179	16,239

Restricted equity securities	496	652

Loans, net	146,290	88,467

Premises and equipment	4,916	5,662

Goodwill	19,054	21,318

Core deposit intangible	3,154	2,354

Other assets	2,108	7,540

Deposits	(164,237)	(104,092)

Other borrowings	(9,391)	(9,522)

Other liabilities	(872)	(5,230)

	$33,213	$31,869

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)

Net income, as reported	$2,400	$1,478	$6,863	$4,922
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	178	27	239	79
Pro forma net income	$2,222	$1,451	$6,624	$4,843
Earnings per share:
Basic - as reported	$0.25	$0.20	$0.78	$0.71
Basic - pro forma	$0.23	$0.20	$0.75	$0.70
Diluted - as reported	$0.25	$0.19	$0.77	$0.69
Diluted - pro forma	$0.23	$0.19	$0.75	$0.68

NOTE 3.        EARNINGS PER COMMON SHARE (in thousands, except per share amounts)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine-month periods ended September 30, 2004 and 2003.

	Three months ended September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	9,491	7,310

Net income	$2,400	$1,478

Basic earnings per share	$0.25	$0.20

Diluted Earnings Per Share:
Weighted average common shares outstanding	9,491	7,310
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	130	258
Total weighted average common shares and common stock equivalents outstanding	9,621	7,568

Net income	$2,400	$1,478

Diluted earnings per share	$0.25	$0.19

	Nine months ended September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	8,855	6,915

Net income	$6,863	$4,922

Basic earnings per share	$0.78	$0.71

Diluted Earnings Per Share:
Weighted average common shares outstanding	8,855	6,915
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	33	231
Total weighted average common shares and common stock equivalents outstanding	8,888	7,146

Net income	$6,863	$4,922

Diluted earnings per share	$0.77	$0.69

NOTE 4.        RECENT ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities.  A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation.  The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The Company early adopted the reporting requirements of FIN 46R as of December 31, 2003.  The Company’s trust preferred securities were deconsolidated as of December 31, 2003 and reported as other liabilities on the consolidated balance sheet. The interpretations have not had a material effect on the Company’s financial condition or results of operations.

NOTE 5.        STOCK SPLIT

On May 17, 2004, the Company declared a five-for-four stock split to shareholders of record on June 1, 2004 payable on June 18, 2004.  The earnings per common share for the three and nine-month periods ended September 30, 2004 and 2003 have been retroactively adjusted for this split as if it occurred on January 1, 2003.

NOTE 6.        OTHER DEVELOPMENTS

On July 22, 2004, the Company formed a second wholly-owned grantor trust to issue cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.  The aggregate principal amount of trust preferred securities outstanding is $10.3 million.  The aggregate principal amount of debentures outstanding is $10.3 million.  In addition, in connection with the acquisition of Southern Heritage Bancorp, Inc., the Company assumed $4.1 million in aggregate principal amount of trust preferred securities which have substantially the same terms as our other trust preferred securities except that they may be redeemed on or after June 26, 2008.  As of September 30, 2004, the Company had $29.9 million in aggregate principal amount of trust preferred securities outstanding.

NOTE 7.        BUSINESS COMBINATIONS

On August 3, 2004, the Company completed the acquisition of Southern Heritage Bancorp, Inc. the parent company of Southern Heritage Bank (“SHB”) in Flowery Branch, Hall County, Georgia.  Southern Heritage Bancorp merged with and into GB&T Bancshares, Inc., and SHB merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust.  The Company issued 1,141,628 shares of its capital stock and approximately $869,172 in cash in exchange for all of the issued and outstanding common shares of Southern Heritage Bancorp, Inc.  The acquisition was accounted for as a purchase resulting in goodwill of approximately $18,326,000.  SHB’s results of operations from August 3, 2004 are included in the consolidated results of operations of Gainesville Bank & Trust for the three and nine months ended September 30, 2004.

On August 19, 2004, the Company completed the acquisition of Lumpkin County Bank (“LCB”) in Dahlonega, Lumpkin County, Georgia.  LCB merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust.  The Company issued 262,682 shares of its capital stock in exchange for all of the issued and outstanding common shares of LCB.  The acquisition was accounted for as a purchase resulting in goodwill of approximately $728,000.  LCB’s results of operations from August 19, 2004 are included in the consolidated results of operations of Gainesville Bank & Trust for the three and nine months ended September 30, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition.  The Company obtained third-party valuations of the core deposit intangible and other fair value adjustments.

	Southern Heritage Bancorp, Inc.	Lumpkin County Bank	Total

Cash and due from banks, net of cash paid	$2,658	$1,650	$4,308
Interest-bearing deposits in banks	—	9	9
Federal funds sold	10,714	8,485	19,199
Securities available for sale	3,639	4,540	8,179
Restricted equity securities	284	212	496
Loans, net	98,260	48,030	146,290
Premises and equipment	3,074	1,842	4,916
Goodwill	18,326	728	19,054
Core deposit intangible	1,868	1,286	3,154
Other assets	230	1,878	2,108
Total assets acquired	$139,053	$68,660	$207,713

Deposits	$104,723	$59,514	$164,237
Other borrowings	5,891	3,500	9,391
Other liabilities	651	221	872
Total liabilities assumed	$111,265	$63,235	$174,500

Net assets acquired	$27,788	$5,425	$33,213

Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2004 and 2003 as though the companies had combined as of January 1, 2004 and 2003 are as follows:

	2004	2003

Net interest income	$33,475	$27,652
Net income	6,103	4,009
Basic earnings per share	0.59	0.48
Diluted earnings per share	0.59	0.47

NOTE 8.        SUBSEQUENT EVENTS

On October 1, 2004, the Company signed a definitive agreement to acquire FNBG Bancshares, Inc., the parent company of First National Bank of Gwinnett, Duluth, Gwinnett County, Georgia.  The terms of the agreement call for the exchange of 1.38 shares of  common stock of the Company, $30 in cash or a combination of cash and common stock of the Company for each outstanding share of FNBG Bancshares stock, subject to an overall cash limit of approximately $8.7 million.  The merger is subject to shareholder and regulatory approval.  The transaction will be accounted for as a purchase and is expected to close in the first quarter of 2005.

On October 15, 2004, the Company filed a Registration Statement on Form S-3 to register the sale of up to 1.38 million shares of its common stock.  The Registration Statement was subsequently amended on November 2, 2004.  Keefe, Bruyette & Woods will be the underwriters for the proposed offering of 1.2 million shares of common stock and it is expected that they will be granted a 30-day option to purchase up to an additional 180,000 shares of common stock to cover any over-allotments.  GB&T Bancshares anticipates that it will commence the offering during the fourth quarter of 2004.  The Company plans to use the net proceeds of the offering for general corporate purposes, which may include, among other things, our working capital needs, investments in our subsidiary banks to support their growth, and the potential purchase of land and the construction of a new building for Bank of Athens.  Additionally, we may use a portion of the net proceeds to finance possible acquisitions.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust (“GBT”), United Bank & Trust (“UBT”), Community Trust Bank (“CTB”), HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNB”) and Community Loan Company during the periods included in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements of GB&T Bancshares, Inc. in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies and other statements that are not historical facts.  When we use words like “may”, “plan”, “contemplate”, “anticipate”, “believe”, “intend”, “continue”, “expect”, “project”, “predict”, “estimate”, “could”, “should”, “would”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) we may be unable to obtain required shareholder or regulatory approval for our proposed acquisitions;  (6) costs or difficulties related to the integration of our acquired businesses may be greater than expected; (7) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (9) adverse changes may occur in the equity markets.

You should refer to the risks detailed under the “Risk Factors” section included in our periodic and current reports filed with the Securities and Exchange Commission for specific factors which could cause our actual results to be significantly different from those expressed or implied by these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We do not intend to, and assume no responsibility for, updating or revising any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the notes to our audited financial statements as of December 31, 2003.  Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Allowance for Loan Losses.  We believe that our determination of the allowance for loan losses affects our most significant judgments and estimates used in the preparation of our consolidated financial statements.  The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The calculation is an estimate of the amount of loss in the loan portfolios of our subsidiary banks.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

We use an 8 point rating system for our loans. Ratings of 1 to 4 are considered pass ratings, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating officer rates all loans on this system. This rating is adjusted from time to time by the officer to accurately reflect the loan’s current status. These ratings are reviewed for accuracy regularly by the loan committee of the respective bank subsidiary, an outside independent loan review firm, our accountants, and by the applicable regulator.

 Pass loans are separated into homogeneous pools. Currently, these pools consist of real estate, commercial, consumer and credit card loans. Management assigns loss percentages to these categories of homogeneous pools of loans based on the greater of historic loss data in each category or the minimum risk percentage for this category. Management develops the last eight quarters moving average net losses for the historic loss percentage in each category.  This historic loss percentage is reviewed and adjusted periodically, by pool, in light of current trends in past dues, changes in lending policies, underwriting standards, economic conditions, and other factors that may affect this number.  In addition to the homogeneous pools, management has specified certain industry risks and applied loss percentages to the specified industry risk categories.  Recently, because of low losses in most categories, management has assigned minimum percentages to each category.

For loans rated 4 (pass/watch), a loss percentage of 1% is used.  For loans rated 5, a loss percentage of 5% is used.  All significant loans rated 6 and 7 are individually analyzed and a specific reserve is assigned based on exposure or industry standards, whichever is greater. These loans, their reserves, and action plans to resolve their criticisms are reviewed monthly by the loan committee of each subsidiary bank. All other loans rated 6 and 7 are assigned loss percentages of 15% and 50% respectively.  All loans rated 8 are assigned a specific reserve of 100%.

Goodwill.  Our growth over the past several years has been enhanced significantly by mergers and acquisitions.  Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting.

Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting.  For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.  The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets.  In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.  In July 2004, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value.  If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net income for the three months ended September 30, 2004 was $2.4 million, up 62.38% from the same period a year ago.  Diluted earnings per share was $0.25 for the three months ended September 30, 2004, up 31.58% from the same period a year ago.  The return on average assets was 0.84% and the return on average equity was 7.80% for the three months ended September 30, 2004.  This compares to a return on average assets of 0.72% and a return on average equity of 7.94% for the same period a year ago.

The results of operations for the three and nine months ended September 30, 2004 include the results of operations for Southern Heritage Bank and Lumpkin County Bank, which became part of the Company as divisions of Gainesville Bank & Trust effective August 2, 2004 and August 19, 2004, respectively.  Both mergers were accounted for as purchase transactions; therefore, results of operations for Southern Heritage Bank and Lumpkin County Bank have been included since August 2, 2004 and August 19, 2004, respectively, and are not included in the three and nine-month periods ended September 30, 2003.

Balance Sheets

Our total assets increased $271.1 million to $1.2 billion at September 30, 2004, or 28.71% compared to December 31, 2003.  The increase consists primarily of an increase in total loans of $194.4 million, or 27.39%, an increase in securities of $33.1 million, an increase in federal funds sold of $7.5 million and an increase in goodwill and intangible assets of $21.9 million. Excluding the acquisitions of SHB and LCB, total assets increased $63.4 million, or 6.71%, during this same period.  Also excluding the acquisitions, total loans increased $46.1 million, securities increased $24.4 million and federal funds sold decreased $11.7 million.

Total deposits have increased $212.2 million to $940.9 million at September 30, 2004, or 29.13% compared to December 31, 2003.  Noninterest-bearing deposits increased $35.6 million to $126.5 million and interest-bearing deposits increased $176.7 million to $814.4 million during the same period.  Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 96.12% at September 30, 2004 compared to 97.44% at December 31, 2003.  Excluding the acquisitions discussed above, deposits increased $48.0 million or 6.59%.

Asset Quality

The allowance for loan losses at September 30, 2004 was $11.3 million or 1.25% to total loans compared to 1.33% at September 30, 2003.  The analysis below indicates a decrease of $94,000 in net charge-offs for the nine months ended

September 30, 2004 as compared to the same period in 2003.  The decrease in net charge-offs is primarily attributable to the improvement in asset quality at HTB which individually had a decrease of $146,000 in net charge-offs.  Based on its evaluation, management believes the allowance is adequate to absorb any potential loan losses at September 30, 2004.  The allowance for loan losses acquired in the current and prior periods related to acquisitions has been sufficient to absorb estimated uncollectible nonperforming loans acquired in addition to any net write-offs related to nonperforming loans acquired. During the quarter ended September 30, 2003, we increased the allowance for loan losses for a loan that subsequent to the consummation of the acquisition of HTB in 2002 was classified in connection with a regulatory examination.  The loan was performing at the time of the acquisition and continues to be a performing loan.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine-month periods ended September 30, 2004 and 2003.

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)

Average amount of loans outstanding	$766,511	$577,171

Allowance for loan losses balance, beginning of period	$8,726	$7,538

Less charge-offs
Commercial loans	(137)	(83)
Real estate loans	(184)	(284)
Consumer loans	(440)	(478)
Total charge-offs	(761)	(845)

Plus recoveries
Commercial loans	57	22
Real estate loans	21	19
Consumer loans	203	230
Total recoveries	281	271
Net charge-offs	(480)	(574)

Plus provision for loan losses	941	1,251

Plus allowance for loan losses acquired in business combinations	2,075	864

Allowance for loan losses balance, end of period	$11,262	$9,079

Net charge-offs to average loans (annualized)	0.084%	0.133%

The provision for loan losses decreased $529,000 or 61.44% for the three months ended September 30, 2004 compared to the same period in 2003.  The provision for loan losses decreased $310,000 or 24.78% for the nine months ended September 30, 2004 compared to the same period in 2003.  The decreases for the three and nine-month periods are related to the provision taken at HTB in September 2003 for $679,000 as discussed above.

The following table is a summary of nonaccrual and past due loans. The numbers indicate an increase of $56,000 in nonaccrual loans as of September 30, 2004 as compared to September 30, 2003.  This increase is the result of a combination of an increase at GBT in nonaccrual loans of approximately $1.5 million directly related to the acquisition of LCB, which is offset by a decrease at GBT in nonaccrual loans of $556,000, an increase at UBT of $175,000 and decreases at CTB and HTB of approximately $544,000 and $519,000, respectively.  The level of nonaccrual loans has continued to decrease at HTB since its acquisition in November 2002.  A significant portion of the consumer nonaccrual loan balance is related to Community Loan Company, which represents approximately 75.85% or $446,000 of the consumer balance.  The table presents an increase of $360,000 in past due loans over 90 days.  The majority of the increase consists of two loans to the same customer totaling $552,000 located at CTB, which are both in the process of foreclosure at September 30, 2004, offset by a decrease at FNB of $297,000.  As of September 30, 2004, we do not expect any significant losses relating to the two loans at CTB due to the value of the underlying collateral.  Community Loan Company accounts for approximately 99.06% or $526,000 of the consumer past due loan balance at September 30, 2004.  Due to the nature of the consumer finance business, we believe that the level of nonaccrual and past due loans over 90 days for Community Loan Company is normal and will consistently remain higher than those seen in our banking subsidiaries.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.  The allowance for loan losses for Community Loan Company was 9.40% for the period ended September 30, 2004 and 9.84% for the period ended September 30, 2003.  There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	September 30, 2004
	Nonaccrual Loans	Past Due 90 Days Still Accruing
	(Dollars in thousands)

Real estate loans	$3,690	$579
Commercial loans	627	—
Consumer loans	588	531
Total	$4,905	$1,110

	September 30, 2003
	Nonaccrual Loans	Past Due 90 Days Still Accruing
	(Dollars in thousands)

Real estate loans	$3,802	$—
Commercial loans	322	—
Consumer loans	725	750
Total	$4,849	$750

Our banking subsidiaries’ policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful.  This status is determined when: (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Community Loan Company accrues interest until management determines that full repayment of principal and interest is not probable, which in some cases exceeds 90 days past due.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities and prepayments of securities.  Also, we maintain relationships with correspondent banks which could provide funds on short notice.  As of September 30, 2004, we had borrowed under federal funds purchase lines and securities sold under repurchase agreements $20.5 million compared to $17.3 million as of December 31, 2003.

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities.  At September 30, 2004, our liquidity ratio was 15.86% which was above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements.  At September 30, 2004, we had available borrowing capacity totaling approximately $177.4 million through various borrowing arrangements and available lines of credit.  We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of September 30, 2004, the Company and our subsidiary banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and our subsidiary banks’ capital ratios are presented in the following table.

	CAPITAL RATIOS	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of September 30, 2004
Total Capital to Risk Weighted Assets:
Consolidated	12.95%	8.00%	N\A
Gainesville Bank & Trust	11.34%	8.00%	10.00%
United Bank & Trust	13.22%	8.00%	10.00%
Community Trust Bank	10.44%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.32%	8.00%	10.00%
First National Bank of the South	10.41%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	11.76%	4.00%	N\A
Gainesville Bank & Trust	10.09%	4.00%	6.00%
United Bank & Trust	12.05%	4.00%	6.00%
Community Trust Bank	9.47%	4.00%	6.00%
HomeTown Bank of Villa Rica	9.07%	4.00%	6.00%
First National Bank of the South	9.50%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	10.30%	4.00%	N\A
Gainesville Bank & Trust	8.98%	4.00%	5.00%
United Bank & Trust	8.15%	4.00%	5.00%
Community Trust Bank	8.21%	4.00%	5.00%
HomeTown Bank of Villa Rica	7.89%	4.00%	5.00%
First National Bank of the South	8.28%	4.00%	5.00%

We purchased property in May 2003 in Gainesville, Georgia for the purpose of establishing an operations center for the Company’s operations and data processing. The approximate cost of the property was $1.2 million. We anticipate the construction of the operations center to be completed in the fourth quarter of 2004 with an approximate completed cost of $2.9 million.

Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations.  Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At September 30, 2004, approximately $1.8 million of retained earnings at our subsidiary banks were available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.  The net interest margin was 4.12% for the nine months ended September 30, 2004, compared to 4.21% for the same period in 2003, a decrease of 9 basis points.  This decrease resulted from a 44 basis point decrease in the yield on earning assets and a 35 basis point decrease in the effective cost of funds.  The decreased yield on earning assets was primarily due to lower yields on loans and the decreased effective cost of funds was due to lower average rates paid on time deposits and other borrowings.  We continue to experience growth in the portfolios while maintaining our competitive pricing during this low interest rate environment.

Net interest income increased $2.7 million or 34.90% for the three months ended September 30, 2004 compared to the same period in 2003.  The net increase consists of an increase in interest income of $3.7 million or 31.69%, less an increase in interest expense of $1.0 million or 24.82% for the three-month period.  Net interest income increased $6.4 million or 28.84% for the nine months ended September 30, 2004 compared to the same period in 2003.  The net increase consists of an increase in interest income of $7.6 million or 22.54% less an increase in interest expense of $1.2 million or 10.31% for the nine-month period.  This increase consists of a volume variance of $8.2 million and a rate variance of ($1.8 million).

Other Income

Other income for the three months ended September 30, 2004 increased by $175,000 or 6.93% compared to the same period in 2003.  Service charges increased by $332,000, which was offset by a decrease in mortgage origination fees of $194,000 for the three month period ended September 30, 2004. Other income for the nine months ended September 30, 2004 increased by $1.3 million compared to the same period in 2003.  For the nine month period ended September 30, 2004, service charges increased by $939,000, gain on sale of securities increased by $454,000 and mortgage origination fees decreased by $506,000.  Trust and investment fees increased by $130,000 for the nine month period and is included in other operating income. The increases in service charges are directly related to the increase in deposit accounts and the inclusion of FNB, SHB and LCB for the three and nine-month periods ended September 30, 2004.

Other Expense

Other expenses increased by approximately $2.1 million or 29.20% for the three months ended September 30, 2004 compared to the same period in 2003.  The increase is due primarily to an increase in salaries and employee benefits expense of $978,000.  Net occupancy and equipment expenses increased $189,000.  Included in the increase in other operating expenses for the three month period were increases in ATM and data processing expenses of $261,000 and audit and professional fees of $170,000.  Also, we recorded $198,000 in merger related expenses during the quarter.  Other expenses increased by $4.9 million or 22.74% for the nine months ended September 30, 2004.  Salaries and employee benefits expense increased by $2.6 million and net occupancy and equipment expenses increased by $581,000.  Included in the increase in other operating expenses for the nine month period were increases in ATM and data processing expenses of $389,000, marketing and public relations of $283,000 and audit and professional fees of $319,000, as well as the merger related expenses of $198,000 discussed above.  The increases in all of the above categories can be partially attributed to the inclusion of FNB for the nine months ended September 30, 2004, and SHB and LCB for the three months ended September 30, 2004 and the addition of 41 employees to GBT as a result of the SHB and LCB acquisitons.

Income Tax Expense

Income tax expense increased by $390,000 for the three-month period ended September 30, 2004, compared to the same period last year. The effective tax rate for the three-month period ended September 30, 2004 was 31.84%, compared to 33.09% for the same period in 2003.  Income tax expense increased by $1.2 million for the nine-month period ended September 30, 2004, compared to the same period last year. The effective tax rate for the nine-month period ended September 30, 2004 was 30.86%, compared to 27.71% for the same period in 2003.  In 2003, the effective tax rate was impacted by retraining tax credits.

Net Income

Net income increased by $922,000 or 62.38% for the three months ended September 30, 2004, compared to the same period in 2003.  Net income increased by $1.9 million or 39.44% for the nine months ended September 30, 2004 compared to the same period in 2003.  These increases are directly related to the increase in net interest income and the inclusion of FNB, SHB and LCB, which are partially offset by the increases in other expenses as discussed above.

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

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)

Commitments to extend credit	$193,568	$138,310
Financial standby letters of credit	5,455	3,718
Other standby letters of credit	1,139	1,349
Credit card commitments	5,225	5,302
Total	$205,387	$148,679

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading.  We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass-through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution.  The interest rate sensitivity gap is the difference between the interest-earning assets and the interest-bearing liabilities scheduled to mature or reprice within a certain time period.  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  It is our policy to maintain accumulative one year interest rate sensitivity gap ratio in the one-year time horizon of 0.80 to 1.20.

Asset/liability management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “prime” rate and thus respond with less volatility to a market rate change.  We use a simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 2% in net interest income and a 14% decrease in market value of equity for a 200 basis point increase in rates. The same model shows a 1% decrease in net interest income and a 16% increase in market value of equity for a 200 basis point decrease in rates. Our policy is to allow no more than +/- 8% change in net interest income and no more than +/- 25% change in market value of equity for these scenarios. Therefore, we are within our policy guidelines and believe we are protected from any significant impact due to market rate changes.

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. In addition, no change in our internal control over financial reporting occurred during the third quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GB&T BANCSHARES, INC.

DATE:	11/9/2004	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	11/9/2004	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer