Form 10-K
period 2004-12-31
GB&T BANCSHARES INC
filed 2005-03-16
CIK 1061068

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 000-24203

GB&T Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2400756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Jesse Jewell Parkway, S.E.
Gainesville, Georgia	30501
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (770) 532-1212

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

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2004 was approximately $186,089,248 based on the closing price of the common stock on the Nasdaq National Market of $23.90 per share on that date.  For this purpose, directors and executive officers have been assumed to be affiliates.

As of March 1, 2005, the Company had issued and outstanding 11,774,609 shares of the 20,000,000 authorized shares of its no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2004 fiscal year end are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of GB&T Bancshares, Inc. (the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) economic, governmental or other factors may prevent the projected population and commercial growth in the counties in which we operate;  (5) we may be unable to obtain required shareholder or regulatory approval for our future acquisitions; (6) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged;  (7) costs or difficulties related to the integration of our businesses may be greater than expected; (8) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (10) adverse changes may occur in the equity markets. You should refer to the risks detailed below under the heading “Risk Factors” and throughout this Report and in our periodic and current reports filed with the Securities and Exchange Commission for specific factors which could cause our actual results to be significantly different from those expressed or implied by these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We do not intend to, and assume no responsibility for updating or revising any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

RISK FACTORS

Our business is subject to certain risks, including those described below.  Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock.  The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in the industries in which we operate.  More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant risks accompany our recent rapid expansion.

We have recently experienced significant growth through acquisitions, including the acquisitions of Lumpkin County Bank and Southern Heritage Bank in August 2004. Additionally, effective March 1, 2005, we have closed on the merger with FNBG Bancshares, Inc. and its subsidiary bank, First National Bank of Gwinnett. These acquisitions could place a strain on our resources, systems, operations and cash flow. Our ability to manage these acquisitions will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate acquired businesses into our company. If we fail to do so, our business, financial condition and operating results will be negatively impacted.

We face risks with respect to future expansion and acquisitions or mergers.

We continuously seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future. Acquisitions and mergers involve a number of risks, including:

*      the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

*      the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

*      the time and costs of evaluating new markets, hiring experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business;

*      we may not be able to finance an acquisition without diluting our existing shareholders;

*      the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

*      we may enter into new markets where we lack experience;

*      we may introduce new products and services into our business with which we have no prior experience; and

*      we may incur an impairment of goodwill associated with an acquisition and experience adverse short-term effects on our results of operations.

In addition, no assurance can be given that we will be able to integrate our operations after an acquisition without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Successful integration of our operations with another entity’s will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from any particular acquisition or merger. In addition, we may experience greater than expected costs or difficulties relating to such integration.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume, delinquencies and non-accruals, national and local economic conditions and other pertinent information.

As we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Additions to our allowance would significantly decrease our net income.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our market areas. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively impacted. In addition, the economies of the communities in which we operate are substantially dependent on the growth of the economy in metropolitan Atlanta. To the extent that economic conditions in metropolitan Atlanta are unfavorable or do not continue to grow as projected, the economies in our market areas would be adversely affected. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2004, approximately 88% of our total loans were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.

Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in Hall, Polk, Paulding, Cobb, Carroll, Bartow, Baldwin, Putnam, Clarke, Oconee, Gwinnett and Lumpkin Counties, Georgia, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth, including our growth through acquisitions, may distort some of our historical financial ratios and statistics. For example, our earnings achieved a compounded annual growth rate of more than 23% between the end of 2000 and the end of 2004. Our strong performance during this time period was, in part, the result of an extremely favorable residential mortgage refinancing market and our successful integration of acquisitions which occurred during that period. In the future, we may not have the benefit of a favorable interest rate environment, a strong residential mortgage market, or the ability to find suitable candidates for acquisition. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Departures of our key personnel may harm our ability to operate successfully.

Our success has been and continues to be largely dependent upon the services of Richard A. Hunt, our President and Chief Executive Officer, other members of our senior management team, including our senior loan officers, and our board of directors, many of whom have significant relationships with our customers. Our continued success will depend, to a significant extent, on the continued service of these key personnel. The prolonged unavailability or the unexpected loss of any of them could have an adverse effect on our financial condition and results of operations. We cannot be assured of the continued service of our senior management team or our board of directors with us.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on favorable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in each of our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions such as Bank of America, BB&T, Regions Bank, SunTrust, Synovus and Wachovia that operate offices in our market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we attempt to compete by concentrating our marketing efforts in our market areas with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance that this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our earnings. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiaries to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to our regulated bank subsidiaries. If these regulatory requirements are not met, our subsidiary banks will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.

PART I

ITEM 1.                  BUSINESS

The Company

GB&T Bancshares was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, we completed a reorganization of Gainesville Bank & Trust to the current holding company structure by acquiring all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of GB&T Bancshares common stock. The acquisition was accounted for as a pooling of interests. We operate as a multi-bank holding company. All of our business activities are conducted through our subsidiaries. At December 31, 2004, we had five wholly owned bank subsidiaries, Gainesville Bank & Trust, (“GBT”), United Bank & Trust, (“UBT”), Community Trust Bank, (“CTB”), HomeTown Bank of Villa Rica, (“HTB”) and First National Bank of the South, (“FNBS”), and a wholly owned consumer finance company, Community Loan Company, (“CLC”). In August of 2004, we completed the acquisitions of Southern Heritage Bank, based in Oakwood, Georgia, and Lumpkin County Bank, based in Dahlonega, Georgia, by merging the two banks into Gainesville Bank & Trust.  On March 1, 2005, we completed the acquisition of FNBG Bancshares and its wholly owned subsidiary First National Bank of Gwinnett as described below.

Through our subsidiary banks, we offer a wide range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in our markets. We complement our lending operations with a full array of retail deposit products and fee-based services to support our clients including checking accounts, money market accounts, savings accounts and certificates of deposit. We also offer a variety of other traditional banking services to our customers, including drive-up and night depository facilities, 24-hour automated teller machines, internet banking, telephone banking and limited trust services. We operate a consumer finance company, Community Loan Company, which was formed in 1995. This business typically makes loans of less than $3,000 to individuals, which loans are primarily secured by personal property.

On October 4, 2004, we announced the execution of a definitive agreement to acquire FNBG Bancshares, Inc., the parent company of the $115 million-asset First National Bank of Gwinnett. Under the terms of the agreement, FNBG Bancshares shareholders may elect to receive either 1.38 shares of our common stock, $30 in cash, or a combination of cash and our common stock, in exchange for each share of FNBG Bancshares common stock, subject to an overall limit of 30% to be paid in cash. As of the date of this filing, a final consideration amount to be paid in cash had not been determined.  The merger was completed effective close of business on March 1, 2005.

In September 2004, we opened Bank of Athens as a division of Gainesville Bank & Trust. Bank of Athens offers a range of deposit and loan products and services, including internet banking with cash management for both business and personal accounts. We also plan to acquire property and develop plans for the construction of a new bank building for Bank of Athens during 2005.

Market Areas and Competition

We currently conduct business through 25 branches in our subsidiary banks’ market areas of Hall, Polk, Paulding, Cobb, Carroll, Baldwin, Bartow, Putnam, Clarke, Oconee and Lumpkin Counties, Georgia. Additionally, we have recently closed on the merger with FNBG Bancshares, Inc. and its bank subsidiary, First National Bank of Gwinnett, which has added Gwinnett County to our market areas. These market areas geographically surround metropolitan Atlanta. According to 2004 data from the U.S. Census Bureau, the average projected population growth in our markets from 2004 to 2009 is expected to be 15.34% versus a U.S. average of 4.84%.

As a whole, the banking industry in Georgia is highly competitive. Our subsidiary banks compete with local as well as with national and regional financial institutions in our markets. In addition, our banks compete with credit unions, brokerage firms and money market funds. We compete with institutions which may have much greater financial resources than our subsidiary banks, and which may be able to offer more services to customers. In recent years, intense market demands, economic pressures, and increased customer awareness of products and services, and the availability of electronic services have forced banks to diversify their services and become more cost-effective. Our subsidiary banks face strong competition in attracting and retaining deposits and loans.

Direct competition for deposits comes from other commercial banks, savings institutions, credit unions and issuers of securities, such as shares in money market funds. Interest rates on deposit accounts, convenience of banking facilities, products and services, and marketing are all significant factors in the competition for deposits.

Competition for loans comes from other commercial banks, savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. We compete for loan originations through interest rates charged on loans, loan fees, our efficiency in closing and handling of loans, and the overall quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.

Management expects that competition will continue in the future due to statewide branching laws and the entry of additional bank and nonbank competitors.

Our Strategy

We intend to achieve our primary goal of maximizing shareholder value by focusing on the following objectives:

*      Continue expansion, through selective acquisitions and opening strategically located branches, into high growth markets in Georgia where we believe we have a competitive advantage and an opportunity for growth;

*      Continue our primary focus on commercial and retail customers in our existing market areas with the goal of providing superior, personal customer service and maintaining strong asset quality;

*      Maintain local autonomy and accountability at our subsidiary banks;

*      Improve our financial performance through efficient management of our infrastructure and capital base;

*      Expand our financial products and services to meet the needs of our customers and to increase our fee income; and

*      Ensure management’s interests are aligned with shareholders.

Community Banking.  We believe that, in our market areas, customers are attracted and retained primarily through personal customer service and a local, community-oriented atmosphere in which they can feel comfortable and trust the bank personnel with which they are dealing. In order to maintain this atmosphere, as we have acquired new banks and grown internally, we generally maintain the management team of each separate bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making. By keeping with this community banking strategy, we feel that our employees and customers will forge long-term, mutually beneficial relationships. By keeping management local and accessible to customers, we believe our banks can respond more quickly to our customers’ needs than other, larger banks.

Growth Strategy.  Our strategy is to pursue expansion into attractive, high growth markets around the metropolitan Atlanta area through acquisitions of community banks and the establishment of de novo branch offices. Since February 2000, we have integrated six bank acquisitions through mergers with their holding companies and/or merging the banks into Gainesville Bank & Trust. We focus our acquisition strategy on high-quality community banks with proven management teams that view combining with us as forging a partnership rather than as an exit strategy. Our goal is to maintain the management team of each acquired bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making, while simultaneously increasing efficiency by consolidating administrative and back office operations.

In addition to our strategy of expansion through combinations with other banks, we intend to continue to expand internally where possible by growing our existing banks in their respective market areas and nearby attractive markets. We believe that our decentralized community banking strategy allows our banks to effectively compete with our larger competitors by providing superior, personalized customer service, leveraging local decision making capabilities, and staying attuned to community matters.

Trust Preferred Securities

In 2002, our holding company formed a wholly owned grantor trust and issued $15.5 million in aggregate principal amount of trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of our holding company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at our option on or after October 30, 2007. The sole assets of the grantor trust are the subordinated debentures of GB&T Bancshares. The debentures have the same variable interest rate as the trust preferred securities. We have the right to defer interest payments on the debentures for up to 20 consecutive quarterly periods (five years), so long as we are not in default under the debentures.

On July 22, 2004, we issued an additional $10.3 million in aggregate principal amount of trust preferred securities through a wholly owned grantor trust in a private placement. The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of our holding company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at our option on or after September 30, 2009. The sole assets of the grantor trust are the subordinated debentures of GB&T Bancshares.

In addition, in connection with the acquisition of Southern Heritage, we assumed $4.1 million in aggregate principal amount of trust preferred securities which have substantially the same terms as our other trust preferred securities except that they may be redeemed on or after June 26, 2008. As of December 31, 2004, we had $29.9 million in aggregate principal amount of trust preferred securities outstanding. See the notes to the consolidated financial statements for further information on the trust preferred securities.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction, and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes. We also lend to residential contractors and developers in our market areas. We attempt to obtain a security interest in real estate whenever possible. As of December 31, 2004, approximately 88% of our loan portfolio was secured by real estate.

We also provide commercial and consumer installment loans to our customers that are secured by collateral other than real estate. Such loans are typically of multiple-year duration and, if not variable rate, bear interest at a rate tied to our cost of funds of equivalent maturity.

Our loan portfolio at December 31, 2004 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Dollars in thousands)

Real Estate-Mortgage	$545,614	57.1%
Real Estate-Construction	294,817	30.8
Commercial	74,437	7.8
Consumer	37,248	3.9
Other	3,764	0.4
Total	$955,880	100.0%

Real Estate-Mortgage.  We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 15 to 25-year period with balloon payments due at the end of one to nine years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may by subject to adverse conditions in the real estate market.

In underwriting commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on an ongoing basis.

Our residential mortgage loans consist of originating residential loans for the purchase of residential property to individuals for other third-party lenders. Residential loans to individuals held in our loan portfolio primarily consist of home equity loans and lines of credit. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Other than originating residential mortgage loans that we resell into the secondary market, we infrequently make consumer residential real estate loans consisting primarily of first and second mortgage loans for residential properties. We generally do not retain long term, fixed rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability.

Real Estate-Construction.  We also make construction and development loans to residential and, to a lesser extent, commercial contractors and developers located within our market areas. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Commercial Lending.  Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and often mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential and commercial mortgage loans. The increased risk in commercial loans is generally due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.

Consumer Loans.  We make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. Consumer loans entail greater risk than other loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness or personal bankruptcy.

Credit Risks.  The principal economic risk associated with each category of the loans that we make is the creditworthiness of the borrower and the ability of the borrower to repay the loan. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees.

Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.

Lending Policies.  The boards of directors of our subsidiary banks establish and periodically review the subsidiary banks’ lending policies and procedures. Our board of directors has recently adopted a company-wide lending policy and the boards of directors of our subsidiary banks are in the process of implementing this policy. Despite our centralized policy, we may grant our subsidiary banks the flexibility to adapt our lending policy to conditions in their specific market areas. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. State banking regulations provide that no secured loan relationship may exceed 25% of the subsidiary banks’ statutory capital or net assets, as defined, and no unsecured loan relationship may exceed 15% of statutory capital, except in limited circumstances. National banking regulations provide that no loan relationship may exceed 15% of the subsidiary banks’ Tier 1 capital. Our subsidiary banks occasionally sell participation interests in loans to other lenders, including our other subsidiary banks, primarily when a loan exceeds the subsidiary banks’ legal lending limits.

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts, and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. A secondary source of funding is through advances from the Federal Home Loan Bank of Atlanta, subordinated debt and other borrowings which enable us to borrow funds at rates and terms, which at times, are more beneficial to us.

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout Georgia and in other states.

Securities

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities allowed under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks and primarily act as a net seller of such funds. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity, and concentration.

Asset/Liability Management

It is our objective to manage our assets and liabilities to provide a satisfactory and consistent level of profitability within the framework of established cash, loan, securities, borrowing and capital policies. Our overall philosophy is to support asset growth primarily through the growth of core deposits, which include deposits of all categories from individuals and businesses. Management seeks to invest the largest portion of our assets in loans.

Our asset-liability mix is monitored on a periodic basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Investment Committee of the holding company’s board of directors on a quarterly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on our earnings.

Employees

As of December 31, 2004, we had 453 full-time equivalent employees, of which 166 were employed by Gainesville Bank & Trust, 34 were employed by United Bank & Trust, 74 were employed by Community Trust Bank, 25 were employed by Community Loan Company, 56 were employed by HomeTown Bank of Villa Rica, 53 were employed by First National Bank of the South and 45 were employed by the holding company. The increase in holding company employees represents a move of staff operations from Gainesville Bank & Trust to the holding company. We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

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

General.  The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the Financial Institutions Code of Georgia (the “FICG”), respectively.

GBT, UBT, CTB, and HTB are state banks incorporated under the laws of Georgia and are subject to examination by the Georgia Department and the Federal Deposit Insurance Corporation (“FDIC”).  FNBS is a nationally chartered bank incorporated under the laws of the United States and is subject to examination by the FDIC and the Office of the Comptroller of the Currency (“OCC”).  The Banks’ deposits are insured by the FDIC to the maximum extent provided by law.  The FDIC, OCC and the Georgia Department regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions.  The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served.  Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties’ performance under the Community Reinvestment Act of 1977.

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

Affiliate Transactions.  Unless an exemption applies, sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all transactions with an affiliate be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Activities.  The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies.  The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution.  Under this principle, securities activities are regulated by the Securities and Exchange Commission (the “SEC”) and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.  As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

Payment of Dividends.  The Company is a legal entity separate and distinct from its subsidiaries.  Its principal source of cash flow is dividends from its subsidiary banks.  There are statutory and regulatory limitations on the payment of dividends by the subsidiary banks to the Company, as well as by the Company to its shareholders.

If, in the opinion of the federal banking agencies, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 1.0% to 2.0%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels.  In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy.  The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Support of Subsidiary Institutions.  Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Banks.  This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support.  In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  In the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  In addition, the appropriate federal banking agency may test an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups within each capital group.  The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  The FDIC then determines an institution’s insurance assessment rate based on the institution’s capital category and supervisory category.  Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards.  The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.  In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.  The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), the Banks, as FDIC insured institutions, have a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator.  The Banks have received satisfactory ratings in their CRA examinations.

Privacy.  The GLB Act also modified laws related to financial privacy.  The new financial privacy provisions generally prohibit a financial institution from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure.  A financial institution is also required to provide its privacy policy annually to its customers.  Compliance with the implementing regulations was mandatory effective July 1, 2001.  The Banks implemented the required financial privacy provisions by July 1, 2001.

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

USA Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001.  The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws.  The Patriot Act establishes regulations which, among others, set standards for identifying customers who open an account and promoting cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

Georgia Fair Lending Act.  The Georgia Fair Lending Act (“GFLA”) imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit.  GFLA became effective on October 1, 2002 and was amended on March 7, 2003.  While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to “high cost home loans,” as defined by GFLA.  We have implemented procedures to comply with all GFLA requirements.

On July 31, 2003, the OCC issued a Preemption Determination and Order declaring most of the GFLA preempted by federal law and, therefore, inapplicable to nationally chartered banks.  The Georgia Department issued a complying Declaratory Ruling on August 5, 2003.  The order purported to preempt all of the GFLA, and even though there may be several parts of the GFLA that remain effective as to national banks, those non-preempted parts are likely inapplicable or moot due to the articulated preemption of most other operative parts of the GFLA.  The preemption-parity provisions of the GFLA level the playing field for state-chartered banks in that aspects of GFLA preempted by federal law become inapplicable to state-chartered as well as nationally-chartered banks.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.  These filings are available to the public at the SEC’s website at http://www.sec.gov.  The Company also has a website at http://www.gbt.com.  On the website, the Company provides hyperlinks to copies of the annual, quarterly and current reports that the Company files with the SEC, any amendments to those reports and press releases as well as the Company’s code of ethics policy.

ITEM 2.                  PROPERTIES

The Company’s corporate headquarters are located at 500 Jesse Jewell Parkway, S.E., Gainesville, Georgia, in the main office of the lead bank, Gainesville Bank & Trust.  The building is jointly owned by Gainesville Bank & Trust and a related party.  The Company has recently completed the construction of an operations center located at 1480 Jesse Jewell Parkway, Gainesville, Georgia.  Data Processing, Deposit Operations, Human Resources, Accounting and Audit are located in this facility.   The Company’s five subsidiary banks conduct business from facilities primarily owned by the respective banks, all of which are in good state of repair and appropriately designed for use as banking facilities.  The subsidiaries provide services from 25 locations, of which 16 locations are owned and 9 are leased.  The Company’s consumer finance company has eight offices in north Georgia, all of which are leased facilities.  In the opinion of management, all properties including improvements and furnishings are adequately insured.

ITEM 3.                  LEGAL PROCEEDINGS

We are not a party to, nor are any of our property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to our business, nor to the knowledge of the management are any such proceedings contemplated or threatened against us.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting held on October 13, 2004, the shareholders of GB&T Bancshares, Inc. voted to approve an amendment to its Articles of Incorporation to eliminate the preemptive rights of holders of GB&T’s common stock.  At the meeting, 5,968,315 shares were voted in favor of the amendment and 224,190 shares were voted against the amendment.  The result of the amendment is that the holders of GB&T’s common stock no longer have the right to purchase additional shares of common stock from GB&T on a pro-rata basis in the event that GB&T determines to issue additional common stock.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Our common stock is quoted on the Nasdaq National Market under the symbol “GBTB.”  The following table sets forth the high and low closing prices for our common stock as reported by the Nasdaq National Market and the cash dividends declared per share of our common stock for the indicated periods.  The stock prices and dividend information presented below have been adjusted to give effect to the five-for-four stock split effected in the form of a stock dividend on June 18, 2004.

Calendar Period			Dividends Declared Per Share
	Closing Price
	High	Low

2003
First Quarter	$15.49	$14.22	$0.068
Second Quarter	20.00	15.18	0.072
Third Quarter	20.31	17.44	0.072
Fourth Quarter	19.58	17.80	0.072

2004
First Quarter	$22.52	$17.28	$0.072
Second Quarter	25.00	20.73	0.076
Third Quarter	23.73	19.25	0.076
Fourth Quarter	25.96	21.77	0.076

(b)           As of March 1, 2005, there were approximately 3,252 holders of record of our common stock.

(c)           Dividends are paid at the discretion of our board of directors. We have historically paid dividends on a quarterly basis as set forth in the table above. We intend to continue paying cash dividends, but the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of earnings, capital requirements and our financial condition and will depend on cash dividends paid to us by our subsidiary banks. Dividends from our subsidiary banks are our primary source of funds for the payment of dividends to our shareholders, and there are various legal and regulatory limits on the extent to which our subsidiary banks may pay dividends or otherwise supply funds to us – See “Supervision and Regulation” section discussed earlier in this Report. In addition, federal and state agencies have the authority to prevent us from paying a dividend to our shareholders. Thus, while we intend to continue paying dividends, we can make no assurances that we will continue to pay dividends or that we will not reduce the amount of dividends paid in the future.

(d)           During the fourth quarter, the Company did not repurchase any of its equity securities.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report.  This information is only a summary and should be read in conjunction with our historical financial statements and related notes.  The year ended December 31, 2004 includes the acquisitions of Southern Heritage Bancorp, Inc. and Lumpkin County Bank, which were accounted for as purchases.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on these and our prior acquisitions.  The financial information presented below does not include the results of operations of FNBG Bancshares which was acquired on March 1, 2005.  The per share financial data presented below has been adjusted to give effect to the five-for-four stock split effected in the form of a stock dividend on June 18, 2004.

	As of and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Summary Balance Sheet Data:
Total loans	$955,880	$709,958	$542,834	$418,656	$384,691
Allowance for loan losses	11,061	8,726	7,538	5,522	5,099
Net loans (1)	944,819	701,232	535,296	413,134	379,592
Earning assets (2)	1,144,540	850,505	678,315	507,156	474,997
Total assets	1,274,136	944,278	742,232	547,845	512,496
Total deposits	928,603	728,629	580,248	426,758	401,302
Subordinated debt	29,898	15,464	15,000	—	—
Stockholders’ equity (3)	174,715	96,843	60,353	44,369	40,543

Summary Income Statement:
Interest income	58,274	46,792	38,956	42,349	41,794
Interest expense	17,952	15,288	14,897	20,893	20,797
Net interest income	40,322	31,504	24,059	21,456	20,997
Provision for loan losses	1,406	1,406	845	1,306	1,149
Net interest income after provision	38,916	30,098	23,214	20,150	19,848
Other income	11,778	9,928	8,062	6,329	4,362
Other expense	36,180	29,693	21,748	21,158	17,831
Income before income taxes	14,514	10,333	9,528	5,321	6,379
Provision for income taxes	4,676	2,608	3,019	1,745	2,082
Net income	9,838	7,725	6,509	3,576	4,297

Net Income Per Share:
Basic	1.05	1.06	1.08	0.61	0.74
Diluted	1.04	1.03	1.06	0.59	0.72
Cash dividends declared	0.30	0.29	0.27	0.23	0.19
Book value	14.84	11.40	9.01	7.49	6.97
Tangible book value	10.19	7.51	7.59	7.39	6.86

Average Balances:
Total loans	807,340	608,131	446,518	397,496	356,051
Earnings assets	973,246	740,818	544,672	494,198	442,278
Intangible assets	42,030	17,331	632	598	663
Total assets	1,082,701	813,134	587,330	531,086	475,337
Total deposits	834,100	637,688	456,769	419,329	367,772
Stockholder’ equity	118,271	73,144	47,443	41,930	37,051

Other Data:
Number of:
Common shares outstanding	11,772	8,493	6,696	5,924	5,814
Basic average shares outstanding	9,340	7,313	6,016	5,845	5,800
Diluted average shares outstanding	9,472	7,469	6,125	6,020	5,989

Performance Ratios:
Return on average assets	0.91	0.95	1.11	0.67	0.90
Return on average equity	8.32	10.56	13.72	8.53	11.60
Return on average tangible assets	0.95	0.97	1.11	0.67	0.91
Return on average tangible equity	12.90	13.84	13.90	8.65	11.81
Average loans to average deposits	96.79	95.36	97.76	94.79	96.81

Asset Quality Ratios:
Nonperforming loans to net loans (1)(4)	1.10	0.55	1.37	0.16	0.63
Nonperforming assets to total assets (5)	0.86	0.60	1.11	0.40	0.51
Net charge-offs to average total loans	0.14	0.18	0.15	0.22	0.08
Allowance for loan losses to total nonperforming loans	106.49	227.12	102.98	825.41	214.69
Allowance for loan losses to total loans	1.16	1.23	1.39	1.32	1.33

Capital Ratios:
Average equity to average assets	10.92	9.00	8.08	7.90	7.79
Average tangible equity to average tangible assets	7.33	7.01	7.98	7.79	7.67
Tangible equity to tangible assets	9.84	7.00	6.94	8.00	7.80
Leverage ratio	12.58	8.63	10.22	7.87	7.99
Tier 1 risk-based capital ratio	15.15	10.62	11.26	9.93	9.78
Total risk-based capital ratio	16.27	11.80	12.51	11.19	11.00

(1)   Net loans include the outstanding principal balances of loans less unearned income, net deferred fees and the allowance for loan losses.

(2)   Earning assets include interest-bearing deposits in banks, federal funds sold, securities available for sale, restricted equity securities, loans net of unearned income, less unrealized gains (losses) on securities and nonperforming loans.

(3)   The increase in stockholders’ equity for the years ended December 31, 2004 and 2003 related to business combinations was 34% and 53%, respectively. Net income less dividends declared represented 7% and 9% of the total increase for the same periods, respectively.

(4)   Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.

(5)   Nonperforming assets include nonperforming loans and foreclosed assets.

GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures

Certain financial information included in “selected consolidated financial data” above is determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible book value per share”, “tangible equity to tangible assets”, “return on average tangible equity”, “return on average tangible assets”, “average tangible equity to average tangible assets” and “earning assets.” Our management uses these non-GAAP measures in its analysis of our performance.

*       “Tangible book value per share” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of the company. For companies such as ours that have engaged in multiple business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

*       “Tangible equity to tangible assets” is defined as total equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. This measure is important to investors interested in the equity to assets ratio exclusive of the effect of changes in intangible assets on equity and total assets.

*       “Return on average tangible equity” is defined as annualized earnings for the period divided by average equity reduced by average goodwill and other intangible assets. “Return on average tangible assets” is defined as annualized earnings for the period divided by average assets reduced by average goodwill and other intangible assets. We believe these measures are important when measuring the company’s performance exclusive of the effects of goodwill and other intangibles recorded in recent acquisitions, and these measures are used by many investors as part of their analysis of the   company’s performance.

*       “Average tangible equity to average tangible assets” is defined as average total equity reduced by recorded average intangible assets divided by average total assets reduced by recorded average intangible assets. This measure is important to many investors that are interested in the equity to asset ratio exclusive of the effect of changes in average intangible assets on average equity and average total assets.

*       “Earning assets” is defined as total assets plus the allowance for loan losses less cash and due from banks, premises and equipment, goodwill and intangible assets, other assets, unrealized gains (losses) on securities and nonperforming loans. This measure is important to many investors because for financial institutions, their net interest income is directly related to their level of earning assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures.

	As of and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Book value per common share	$14.84	$11.40	$9.01	$7.49	$6.97
Effect of intangible assets per share	(4.65)	(3.89)	(1.42)	(0.10)	(0.11)
Tangible book value per common share	$10.19	$7.51	$7.59	$7.39	$6.86

Equity to assets	13.71	10.26	8.13	8.10	7.91
Effect of intangible assets	(3.87)	(3.26)	(1.19)	(0.10)	(0.11)
Tangible equity to tangible assets	9.84	7.00	6.94	8.00	7.80

Return on average assets	0.91	0.95	1.11	0.67	0.90
Effect of intangible assets	0.04	0.02	—	—	0.01
Return on average tangible assets	0.95	0.97	1.11	0.67	0.91

Return on average equity	8.32	10.56	13.72	8.53	11.60
Effect of intangible assets	4.58	3.28	0.18	0.12	0.21
Return on average tangible equity	12.90	13.84	13.90	8.65	11.81

Average equity to average assets	10.92	9.00	8.08	7.90	7.79
Effect of average intangible assets	(3.59)	(1.99)	(0.10)	(0.11)	(0.12)
Average tangible equity to average Tangible assets	7.33	7.01	7.98	7.79	7.67

Total assets	$1,274,136	$944,278	$742,232	$547,845	$512,496
Plus:
Allowance for loan losses	11,061	8,726	7,538	5,522	5,099
Less:
Cash and due from banks	(20,723)	(17,584)	(18,113)	(18,097)	(16,332)
Premises and equipment	(31,548)	(25,813)	(20,774)	(14,807)	(13,305)
Intangible assets	(54,745)	(33,043)	(9,522)	(566)	(631)
Other assets	(23,646)	(22,010)	(14,525)	(10,685)	(10,549)
Unrealized (gains) losses on securities	64	(716)	(3,015)	(1,583)	(179)
Nonaccrual loans	(10,059)	(3,333)	(5,506)	(473)	(1,602)
Earning assets	$1,144,540	$850,505	$678,315	$507,156	$474,997

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our results of operations and assesses our financial condition. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included or incorporated by reference in this report. Reference should be made to those statements and the selected financial data presented elsewhere or incorporated by reference in this report for an understanding of the following discussion and analysis. Historical results of operations and any trends which may appear are not necessarily indicative of the results to be expected in future years.

Executive Summary

GB&T Bancshares, Inc., headquartered in Gainesville, Georgia, consists of a network of community banks in growth areas of Georgia with approximately $1.3 billion in total consolidated assets as of December 31, 2004. We believe that maintaining autonomy within our subsidiary banks serves the unique needs of each community we serve. We focus on strong asset quality and sound management teams and use economies of scale to enhance our profitability. Our results reflect a combination of internal and acquisition growth. We have completed one acquisition in each of the last four fiscal years. In August 2004, we completed the acquisition of Southern Heritage Bancorp, Inc. and its banking subsidiary, Southern Heritage Bank, as well as the acquisition of Lumpkin County Bank. On March 1, 2005, we completed the acquisition of FNBG Bancshares, Inc. and its banking subsidiary First National Bank of Gwinnett.  We continue to build infrastructure to support our growth.

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary banks. The following table sets forth our subsidiary banks and selected data related to each bank as of December 31, 2004:

Bank	Number of Branches	Market Area Counties	Total Assets at December 31, 2004
			(in thousands)

Gainesville Bank & Trust (with divisions Lumpkin County Bank, Southern Heritage Bank and Bank of Athens)	11	Hall, Lumpkin, Clarke	$631,476
United Bank & Trust	3	Polk, Bartow	79,710
Community Trust Bank	5	Paulding, Cobb	203,641
HomeTown Bank of Villa Rica	3	Carroll, Paulding	193,002
First National Bank of the South	3	Baldwin, Putnam	168,014

Like most community banks, we derive the majority of our income from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our clients. We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the financial statements accompanying or incorporated by reference in this report. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included and incorporated by reference in this report.

We measure and monitor the following factors as key indicators of our financial performance:

*      Net income

*      Earnings per share

*      Loan and deposit growth

*      Credit quality

Financial performance for the year ended December 31, 2004 versus the year ended December 31, 2003:

*      Net income of $9.8 million, up 27.4% from $7.7 million

*      Diluted earnings per share of $1.04 compared to $1.03

*      Net interest margin of 4.14% compared to 4.25%

*      Loan growth of $245.9 million or 34.6% (13.7% excluding acquisitions)

*      Deposit growth of $200.0 million or 27.4% (4.9% excluding acquisitions)

*      Return on average assets of 0.91% compared to 0.95%

*      Return on average equity of 8.32% compared to 10.56%

*      Nonperfoming assets ratio of 0.86% compared to 0.60%

*      Past dues over 90 days as a percentage of total loans of 0.03% compared to 0.07%

*      Net charge-off ratio of 0.14% compared to 0.18%

Effect of Economic Trends

During the four years ended December 31, 2004, our rates on both short-term or variable rate interest-earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve.

During most of 2001 and during 2002, the United States experienced an economic decline. During this period, the economy was affected by lower returns of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of reducing rates that moved the federal funds rate down 11 times during 2001 for a total reduction of 475 basis points. During the fourth quarter of 2002 and the first quarter of 2003, the Federal Reserve reduced the federal funds rate down an additional 75 basis points, bringing the federal funds rate to its lowest level in 40 years.

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During all of 2003 and substantially all of 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During 2004, many economists believed the economy began to show signs of strengthening, and the Federal Reserve increased the short-term interest rate by 100 basis points during the second, third and fourth quarters of 2004. Many economists believe that the Federal Reserve will continue to increase rates during most of 2005. No assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan demand declined slightly during 2001 and continued to decline throughout 2002. In 2003, the economy began to show signs of improvement which continued in 2004. Our growth has not been significantly impacted by the previously mentioned economic conditions.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements as of December 31, 2004 included in this report. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Allowance for Loan Losses.    We believe that our determination of the allowance for loan losses is our most significant judgment and estimate used in the preparation of our consolidated financial statements. The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The calculation is an estimate of the amount of loss in the loan portfolios of our subsidiary banks. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Pass loans are separated into homogeneous pools. Currently, these pools consist of real estate, commercial, consumer and credit card loans. Management assigns loss percentages to these categories of homogeneous pools of loans based on the greater of historic loss data in each category or the minimum risk percentage for this category. Management tracks the last eight quarters moving average net losses for the historic loss percentage in each category. This historic loss percentage is reviewed and adjusted periodically, by pool, in light of current trends in past dues, changes in lending policies, underwriting standards, economic conditions, and other factors that may affect this number. In addition to the homogeneous pools, management has specified certain industry risks and applied loss percentages to the specified industry risk categories. Recently, because of low losses in most categories, management has assigned minimum percentages to each category.

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

The remainder of the balance in the reserve for loan losses is unallocated.  Management believes that the unallocated allowance is adequate to provide for probable losses that are inherent in the loan portfolio and that have not been fully provided for through the allocated allowance.  Factors considered in determining the adequacy of the unallocated allowance include the economic environment, experience level of lenders, concentration in commercial and consumer real estate loans, size of individual loans and the continued strong loan growth in our markets.  These factors are tempered by lending practices related to the real estate portfolio, the continuing positive performance within this segment of our loan portfolio, the knowledge and experience of our commercial lending staff, and the relationship banking philosophy maintained in our community banks.

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

Effect of Recent Business Acquisitions

On October 1, 2004, the Company signed a definitive agreement to acquire FNBG Bancshares, Inc., the parent company of the $115 million asset First National Bank of Gwinnett.  Under the terms of the agreement, FNBG Bancshares shareholders may elect to receive 1.38 shares of our common stock, $30 in cash, or a combination of our common stock and cash, in exchange for each share of FNBG Bancshares common stock, subject to an overall limit of 30% to be paid in cash.  As of the date of this filing, a final consideration amount to be paid in cash had not been determined.   The transaction was completed effective as of the close of business on March 1, 2005.  Accordingly, the results of operations included in this report do not include the results of operations of FNBG Bancshares.

On August 3, 2004, the Company completed the acquisition of Southern Heritage Bancorp, Inc., the parent company of Southern Heritage Bank, in Flowery Branch, Georgia.  Southern Heritage Bank merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust.  The Company issued 1,141,628 shares of its common stock and approximately $869,172 in cash in exchange for all of the issued and outstanding common shares of Southern Heritage Bancorp, Inc.  The acquisition was accounted for as a purchase resulting in goodwill of approximately $18,326,000.  The results of operations for the year ended December 31, 2004 include Southern Heritage Bank’s results of operations since the date of acquisition, which represents approximately five months of operations.  The results of operations for the years ended December 31, 2003 and December 31, 2002 do not include the results of operations for Southern Heritage Bank.

On August 19, 2004, the Company completed the acquisition of Lumpkin County Bank in Dahlonega, Georgia.  Lumpkin County Bank merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust.  The Company issued 262,682 shares of its common stock in exchange for all of the issued and outstanding common shares of Lumpkin County Bank.  The acquisition was accounted for as a purchase resulting in goodwill of approximately $728,000. The results of operations for the year ended December 31, 2004 include Lumpkin County Bank’s results of operations since the date of acquisition, which represents approximately four and one-half months of operations. The results of operations for the years ended December 31, 2003 and December 31, 2002 do not include the results of operations for Lumpkin County Bank.

On August 31, 2003, the Company completed the acquisition of Baldwin Bancshares, Inc., the parent company of First National Bank of the South in Milledgeville, Georgia. The Company issued 1,397,451 shares of its common stock in exchange for all of the issued and outstanding common shares of Baldwin Bancshares, Inc. The acquisition was accounted for as a purchase resulting in goodwill of approximately $21,318,000. The results of operations for the year ended December 31, 2003 include the results of operations for First National Bank of the South since the date of acquisition, which represents four months of operations. The year ended December 31, 2002 does not include results of operations for First National Bank of the South.

The results of operations for the year ended December 31, 2003, includes twelve months of operations for HomeTown Bank of Villa Rica compared to one month of operations included in the year ended December 31, 2002 due to the acquisition of HomeTown Bank of Villa Rica being consummated on November 30, 2002.

Financial Condition

Total Assets.  Our total assets increased $329.9 million or 34.9% for the year ended December 31, 2004 compared to $202.0 million or 27.2% for the same period in 2003. The increase in 2004 consists primarily of an increase in total loans of $245.9 million or 34.6%, an increase in securities of $60.3 million, and an increase in goodwill and intangible assets of $21.7 million. Excluding the acquisitions of Southern Heritage Bank and Lumpkin County Bank, total assets increased $122.2 million, or 12.9%, during this same period. Also, excluding the acquisitions, total loans increased $97.6 million, securities increased $51.6 million and federal funds sold decreased $25.6 million. For the year ended December 31, 2003 as compared with the same period in 2002, the acquisition of First National Bank of the South accounted for approximately $150.7 million of the increase in total assets. The overall growth in 2004 and 2003 is consistent with management’s plans. The competition for deposits plays an important role in our overall growth.

Total Loans.  Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans increased 34.6% or $245.9 million for the year ended December 31, 2004. Exclusive of the acquisitions of Southern Heritage Bank and Lumpkin County Bank, which represented $148.4 million of this increase, total loans increased $97.6 million or 13.7%. This increase is compared to an increase of $167.1 million or 30.8% during 2003. Exclusive of the acquisition of First National Bank of the South, which represented $89.3 million of the increase in 2003, total loans increased $77.8 million or 14.3%. As of December 31, 2004, our loan-to-deposit ratio was 102.9% compared to 97.4% in 2003. At December 31, 2004 and 2003, we had total outstanding borrowings of $159.4 million and $108.8 million, respectively. These funds have been used to fund loan growth. The utilization of borrowings to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-funds ratio was 87.9% and 84.8% at December 31, 2004 and 2003, respectively.

Total Deposits.  During 2004, total deposits grew by $200.0 million, or 27.4%. Exclusive of acquisitions, which accounted for $164.2 million of this increase, total deposits grew $35.7 million or 4.9% during 2004 compared to an increase of $44.4 million or 7.6% in 2003, exclusive of the acquisition of First National Bank of the South.

Results of Operations—For the Years Ended December 31, 2004, 2003 and 2002

Net Interest Income and Earning Assets.  During 2004 and 2003, we continued to experience moderate internal growth in interest-earning and total assets which was funded by increases in deposits, borrowings, and the retention of net profits and proceeds from a stock offering. During 2004, we experienced additional growth through the acquisitions of Southern Heritage Bank and Lumpkin County Bank as explained above. We recorded net income of $9.8 million, $7.7 million and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets decreased to 4.14% in 2004 from 4.25% in 2003. This decrease is attributable primarily to decreases in interest rates by the Federal Reserve. In 2004, the average yield on interest-earning assets decreased to 5.99% from 6.32% in 2003 and the average yield on interest-bearing liabilities decreased to 2.13% in 2004 from 2.33% in 2003. The overall change in the interest rate spread from 2003 to 2004 was a decrease of 13 basis points. The decrease in the net interest spread is a result of increases in loan volume at an average rate 43 basis points below the average in 2003. Total average interest-earning assets increased by $232.4 million, to $973.2 million at December 31, 2004 from the same period of 2003 and average interest-bearing liabilities increased by $189.1 million, to $844.6 million for the same period. We continue to experience growth in our portfolios while maintaining our competitive pricing during this low interest rate environment.

The net yield on average interest-earning assets decreased by 17 basis points to 4.25% from 4.42% for the year ended December 31, 2003 as compared to 2002. The decreased net yield in 2003 was primarily attributable to increases in loan volume at lower interest rates.

Net interest income increased by $8.8 million to $40.3 million in 2004, compared to an increase of $7.4 million in 2003. The increase for both years continues to reflect the continued increase in interest-earning assets during 2004 and 2003. The change in net interest income is the result of the increases in net volume versus changes in net interest rates. These variances include the impact of the acquisitions of Southern Heritage Bank and Lumpkin County Bank since their respective acquisition dates in 2004.

Other Income. Other income increased during 2004 by $1.9 million compared to an increase of $1.9 million in 2003. For the year ended December 31, 2004, the most significant portion of the net increase consisted of an increase of $1.2 million in service charges on deposit accounts, an increase of $227,000 in security transactions, net and a gain recorded on the sale of property at the operations center of $372,000. This increase was partially offset by a decrease in mortgage origination fees of $452,000. For the same period in 2003, service charges increased by $1.3 million and mortgage origination fees increased by $933,000, which was partially offset by a decrease in security transactions, net of $424,000. The increases in service charges are directly related to the increase in deposit accounts and the inclusion of First National Bank of the South for the year ended December 31, 2004, and Southern Heritage Bank and Lumpkin County Bank for part of the year ended 2004.

Other Expense.  Other expense increased $6.5 million and $7.9 million for the years ended December 31, 2004 and 2003, respectively. Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $3.7 million and $4.6 million for the years ended 2004 and 2003, respectively. The number of full-time equivalent employees increased by 73 from December of 2003 to December of 2004, 41 of which related to the acquisitions of Southern Heritage Bank and Lumpkin County Bank. In addition to the additional salary expense related to new employees, we incurred increases due to increases in profit sharing contributions, health insurance costs, incentive compensation and normal salary increases for the years ended December 31, 2004 and 2003. Other operating expenses increased by $2.0 million and $2.3 million, respectively, for the years ended December 31, 2004 and 2003. The increase in other operating expenses in 2004 included increases in marketing and public relations of $379,000, ATM and data processing expenses of $429,000, and audit and professional fees of $245,000. The increases in all of the above categories can be partially attributed to the inclusion of First National Bank of the South for the year ended December 31, 2004, and the inclusion of Southern Heritage Bank and Lumpkin County Bank since their respective acquisitions.

Income Tax Expense.  Income tax expense increased by $2.1 million to $4.7 million in 2004 from $2.6 million in 2003. The increase in 2004 was attributable to a combination of increased profits in 2004 and state tax retraining credits in 2003. The effective tax rate for year ended December 31, 2004 was 32.2%, compared to 25.2 for the same period in 2003.

Net Income.  Net income increased by $2.1 million or 27.4% for the year ended December 31, 2004. The increase in net income for the same period in 2003 was $1.2 million or 18.7%. These increases are directly related to the increase in net interest income and the inclusion of First National Bank of the South, Southern Heritage Bank and Lumpkin County Bank, which are partially offset by the increases in other expenses as discussed above.

Asset Quality.  Provisions for loan losses was $1.4 million during 2004, the same as in 2003. The provision for loan losses is the charge to operations which management believes is necessary to fund the allowance for loan losses. This provision is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Loans acquired in recent business acquisitions were acquired at their estimated fair value, including an adequate allowance for loan losses. See also our discussion of the loan loss allowance in the “Critical Accounting Policies” section included in this report.

The following table presents details of the provision for loan losses, nonaccrual loans and related categories for each subsidiary as well as on a consolidated basis. The increase in nonaccrual loans is related to increases at HTB totaling $4.8 million and increases at GBT totaling $1.8 million. Included in the increase in nonaccrual loans at HTB are four loans totaling $4.6 million representing one loan relationship, of which all four loans are secured by real estate and have specific reserves allocated in accordance with Company policy. The consumer related charge-offs consist of many smaller balance loans while the real estate related charge-offs consist of only a few larger balance loans. Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss. Consumer loans, however, may be secured by consumer goods and automobiles, or may be unsecured, and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonperforming loans at December 31, 2004 was 106.49%, which was down from 227.12% in 2003. This decrease is due to nonaccrual loans increasing to $10.1 million at December 31, 2004 from $3.3 million at December 31, 2003. During the same period, other problem loans, including past due loans greater than 90 days past due, decreased by $181,000 compared to a decrease of $1.3 million in 2003. Based on management’s evaluations, management believes the allowance for loan losses is adequate to absorb potential losses on existing loans.

	For the year ended December 31, 2004
	GBT	UBT	CTB	CLC	HTB	FNBS	CONSOLIDATED

Total charge-offs	$277	$144	$229	$584	$337	$57	$1,628
Total recoveries	20	39	153	29	167	74	482
Net charge-offs (recoveries)	257	105	76	555	170	(17)	1,146
Total nonaccrual loans	3,279	81	964	288	5,273	174	10,059
Loans past due 90 days	—	—	—	328	—	—	328
Provision for loan losses	450	72	86	438	180	180	1,406
Allowance/Total loans	1.16%	1.14%	1.11%	5.61%	1.21%	1.00%	1.16%
Net charge-offs (recoveries)/ Average loans	.070%	.183%	.055%	14.915%	.119%	(.017)%	.142%
Allowance/Nonperforming loans	171.36%	766.67%	166.49%	34.42%	36.41%	622.99%	106.49%

	For the year ended December 31, 2003
	GBT	UBT	CTB	CLC	HTB	FNBS	CONSOLIDATED

Total charge-offs	$221	$65	$350	$204	$615	$11	$1,466
Total recoveries	66	69	121	35	79	14	384
Net charge-offs (recoveries)	155	(4)	229	169	536	(3)	1,082
Total nonaccrual loans	1,459	143	590	444	497	200	3,333
Loans past due 90 days	9	—	—	477	22	1	509
Provision for loan losses	431	—	125	151	679	20	1,406
Allowance/Total loans	1.12%	1.10%	1.27%	8.27%	1.45%	.98%	1.23%
Net charge-offs (recoveries)/ Average loans	.054%	(.007)%	.191%	4.942%	.468%	(.003)%	.178%
Allowance/Nonperforming loans	228.27%	457.34%	270.34%	35.72%	368.02%	441.29%	227.12%

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. Through the Investment Committee of our holding company’s board of directors, we attempt to structure the assets and liabilities and manage the rate sensitivity gap of each subsidiary bank, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management” below.

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making such commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2004 and December 31, 2003 are as follows:

	December 31, 2004	December 31, 2003
	(Dollars in thousands)

Commitments to extend credit	$192,294	$138,310
Financial standby letters of credit	7,354	3,718
Other standby letters of credit	1,357	1,349
Credit card commitments	5,235	5,302
Total	$206,240	$148,679

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, we maintain relationships with correspondent banks which could provide funds on short notice. As of December 31, 2004, we had borrowed under federal funds purchase lines and securities sold under repurchase agreements $47.6 million compared to $17.3 million as of December 31, 2003. These borrowings typically mature within one to four business days. In November 2004, the Company completed the sale of 1,651,680 shares of its common stock in a secondary stock offering receiving net proceeds of approximately $35.4 million. The Company intends to use the proceeds of the offering for general corporate purposes.

The following table sets forth certain information about contractual cash obligations as of December 31, 2004.

	Payments Due after December 31, 2004
	Total	1 Year or Less	1 – 3 Years	4 – 5 Years	After 5 Years

Subordinated debt	$29,898	$—	$—	$—	$29,898
Operating leases	4,194	855	1,462	1,170	707
Federal Home Loan Bank advances	80,992	23,122	20,754	22,143	14,973
Total contractual cash obligations	$115,084	$23,977	$22,216	$23,313	$45,578

Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2004, our liquidity ratio was 14.06%. Liquidity is measured by the ratio of net cash, federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. Our banks have lines of credit available to meet any unforeseen liquidity needs. Also, our banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2004, we had available borrowing capacity totaling approximately $172.4 million through various borrowing arrangements and available lines of credit. We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of December 31, 2004, GB&T Bancshares, Inc. and its subsidiary banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. GB&T Bancshares, Inc. and its subsidiary banks’ capital ratios as of December 31, 2004 are presented in the following table:

	Capital Ratios	For Capital Adequacy Purposes	To Be Well Capitalized
Total Capital to Risk Weighted Assets:
Consolidated	16.27%	8.00%	N/A
Gainesville Bank & Trust	10.92	8.00	10.00%
United Bank & Trust	13.48	8.00	10.00
Community Trust Bank	11.21	8.00	10.00
HomeTown Bank of Villa Rica	11.18	8.00	10.00
First National Bank of the South	11.08	8.00	10.00

Tier 1 Capital to Risk Weighted Assets:
Consolidated	15.15%	4.00%	N/A
Gainesville Bank & Trust	9.76	4.00	6.00%
United Bank & Trust	12.31	4.00	6.00
Community Trust Bank	10.24	4.00	6.00
HomeTown Bank of Villa Rica	9.95	4.00	6.00
First National Bank of the South	10.20	4.00	6.00

Tier 1 Capital to Average Assets:
Consolidated	12.58%	4.00%	N/A
Gainesville Bank & Trust	7.88	4.00	5.00%
United Bank & Trust	8.46	4.00	5.00
Community Trust Bank	8.16	4.00	5.00
HomeTown Bank of Villa Rica	8.68	4.00	5.00
First National Bank of the South	8.91	4.00	5.00

We purchased property in May 2003 in Gainesville, Georgia for the purpose of establishing an operations center for the holding company’s operations and data processing. The cost of the land, including land development costs was approximately $2,314,000. In December 2004, the Company sold 4 of the surrounding lots and recorded a gain after tax of approximately $232,000. The estimated cost of the building, including furniture, fixtures and equipment was approximately $2,736,000. The building was completed in the first quarter of 2005.

Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, approximately $6.5 million of retained earnings at our subsidiary banks were available for dividend declaration without regulatory approval.

Selected Financial Information and Statistical Data

The tables and schedules on the following pages set forth certain financial information and statistical data with respect to: the distribution of assets, liabilities and shareholders’ equity; interest rates and interest differentials; interest rate sensitivity gap ratios; our securities portfolio; our loan portfolio, including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

Distribution of Assets, Liabilities and Shareholders’ Equity Interest Rates and Interest Differentials

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
		2004			2003			2002
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(Dollars in Thousands)

Taxable securities	139,054	4,706	3.38%	103,660	3,753	3.62%	73,123	3,869	5.29%
Nontaxable securities (5)	16,063	736	4.58	18,172	688	3.79	15,891	698	4.39
Federal funds sold	13,106	163	1.24	12,897	145	1.12	10,075	150	1.49
Interest-bearing deposits in banks	2,329	27	1.16	2,378	30	1.26	2,055	42	2.04
Loans (2) (4)	802,694	52,642	6.56	603,711	42,176	6.99	443,528	34,197	7.71

Total interest-earning assets	973,246	58,274	5.99%	740,818	46,792	6.32%	544,672	38,956	7.15%

Unrealized gains on securities	324			2,330			2,327
Allowance for loan losses	(9,856)			(7,932)			(5,779)
Nonaccrual loans	4,646			4,420			2,990
Cash and due from banks	20,347			17,026			14,639
Other assets	93,994			56,472			28,481

Total	1,082,701			813,134			587,330

Interest-bearing demand & savings	331,999	4,053	1.22	239,731	2,579	1.08	147,969	1,692	1.14
Time	393,352	9,326	2.37	320,974	8,892	2.77	251,887	9,763	3.88
Borrowings	119,291	4,573	3.83	94,880	3,817	4.02	76,790	3,442	4.48

Total interest-bearing liabilities	844,642	17,952	2.13%	655,585	15,288	2.33%	476,646	14,897	3.13%

Noninterest-bearing demand	108,749			76,983			56,913
Other liabilities	11,039			7,422			6,328
Stockholders’ equity (3)	118,271			73,144			47,443

Total	1,082,701			813,134			587,330

Net interest income		40,322			31,504			24,059
Net interest spread			3.86%			3.99%			4.02%
Net yield on average interest-earning assets			4.14%			4.25%			4.42%

(1)           Average balances were determined using the daily average balances.

(2)           Average balances of loans are net of deferred interest and fees and nonaccrual loans.

(3)           Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders’ equity at $210,000, $1,260,000, and $1,365,000 for 2004, 2003, and 2002, respectively.

(4)           Interest and fees on loans include $4,146,000, $3,412,000 and $2,560,000 of loan fee income for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	Years Ended December 31,
	2004 to 2003			2003 to 2002
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in Thousands)

Income from interest-earning assets:
Interest and fees on loans	$(2,729)	$13,195	$10,466	$(3,435)	$11,414	$7,979
Interest on taxable securities	(262)	1,215	953	(1,441)	1,325	(116)
Interest on nontaxable securities	134	(86)	48	(102)	92	(10)
Interest on federal funds sold	16	2	18	(42)	37	(5)
Interest on interest-bearing deposits in other banks	(2)	(1)	(3)	(18)	6	(12)
Total interest income	(2,843)	14,325	11,482	(5,038)	12,874	7,836

Expense from interest-bearing
Liabilities:
Interest on interest-bearing demand deposits and savings deposits	372	1,102	1,474	(94)	981	887
Interest on time deposits	(1,396)	1,830	434	(3,182)	2,311	(871)
Interest on borrowings	(187)	943	756	(378)	753	375
Total interest expense	(1,211)	3,875	2,664	(3,654)	4,045	391

Net interest income	$(1,632)	$10,450	$8,818	$(1,384)	$8,829	$7,445

Market Risk and Interest Rate Sensitivity

Our asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Investment Committee of the holding company’s board of directors on a quarterly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

At December 31, 2004 our cumulative one year interest rate sensitivity gap ratio was 0.94. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits	$700	$—	$—	$—	$700
Federal funds sold	93	—	—	—	93
Securities (1)	20,932	27,811	94,315	47,578	190,636
Loans	525,519	142,752	278,943	8,666	955,880

Total interest earning assets	547,337	170,563	373,258	56,244	1,147,4021

Interest-bearing liabilities:
Interest-bearing demand and savings	$367,078	$—	$—	$—	$367,078
Time deposits	80,701	246,295	108,748	77	435,821
Federal funds purchased and Repurchase agreements	47,582	—	—	—	47,582
Other borrowings	934	22,950	43,068	44,872	111,824

Total interest-bearing liabilities	$496,295	$269,245	$151,816	$44,949	$962,305

Interest rate sensitivity gap	$51,042	$(98,682)	$221,442	$11,295	$180,912

Cumulative interest rate sensitivity gap	$51,042	$(47,640)	$173,802	$185,097

Interest rate sensitivity gap ratio	1.10%	0.63%	2.46%	1.25%

Cumulative interest rate sensitivity gap ratio	1.10%	0.94%	1.19%	1.19%

(1) Does not include restricted equity securities, which consist of Federal Home Loan Bank of Atlanta stock, The Bankers Bank stock and common stock of one de novo bank, as such assets are not interest rate sensitive.

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model. As of December 31, 2004, the Company maintained an asset sensitive interest rate risk position based on its simulation model results. This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment. This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations. The actual realized change in net interest income would depend on several factors. These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons. Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income. The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income

+100	8.40%
Flat	—
-100	7.98%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, as of December 31, 2004 approximately 68% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

Securities Portfolio

Types of Securities

The following table sets forth the carrying value of securities held by us as of the dates indicated:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
U. S. Treasury and U. S. government agencies and corporations	$59,966	$42,639	$38,337
Mortgage-backed securities	111,344	69,872	47,069
State and municipal securities	16,790	17,576	16,774
Equity securities (1)	9,762	7,440	8,447
	$197,862	$137,527	$110,627

(1) Equity securities consist of Federal Home Loan Bank of Atlanta stock, The Bankers Bank stock, common stock of one de novo bank and corporate notes. For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

The amounts of debt securities as of December 31, 2004 are shown in the following table according to contractual maturities.

	U. S. Treasury And Other U. S. Government Agencies And Corporations		Municipal Securities
		Yield		Yield
	Amount	(1)	Amount	(1)(2)
	(Dollars in Thousands)
Maturity:
One year or less	$1,276	7.12%	$2,816	5.06%
After one year through five years	56,455	3.38	5,888	4.66
After five years through ten years	46,091	4.33	6,863	4.86
After ten years	67,991	4.43	1,223	4.47
	$171,813	4.08%	$16,790	4.79%

(1)           Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)           Yields on municipal securities are not stated on a tax-equivalent basis.

Loan Portfolio

Types of Loans

The following table sets forth our loans by type of collateral as of the dates indicated therein:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Commercial	$74,437	$50,997	$43,011	$38,597	$37,159
Real estate – construction	294,817	185,397	120,922	99,473	68,951
Real estate – mortgage	545,614	439,779	348,229	247,311	240,635
Consumer	37,248	30,088	29,630	29,286	33,207
Other	3,764	3,697	1,042	3,989	4,739
	955,880	709,958	542,834	418,656	384,691
Less allowance for loan losses	(11,061)	(8,726)	(7,538)	(5,522)	(5,099)
Net loans	$944,819	$701,232	$535,296	$413,134	$379,592

Loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2004 are shown in the following table according to contractual maturity.

(Dollars in Thousands)

Commercial
One year or less	$39,108
After one through five years	32,994
After five years	2,333
74,435
Construction
One year or less	242,410
After one through five years	50,055
After five years	2,352
294,817
Other
One year or less	179,132
After one through five years	366,649
After five years	40,847
586,628
$955,880

The following table summarizes loans at December 31, 2004 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$302,413
Floating or adjustable interest rates	192,817
$495,230

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories and as of the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Loans accounted for on a nonaccrual basis	$10,059	$3,333	$5,506	$473	$1,602

Loans contractually past due 90 days or more to interest or principal payments and still Accruing	328	509	1,814	196	773

Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	33	62	12	14	—

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2004 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$626

Interest income that was recorded on nonaccrual loans	$180

Management includes nonaccrual loans in its definition of impaired loans as determined by Financial Accounting Standards Board Statement Numbers 114 and 118.

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when: (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Community Loan Company accrues interest until management determines that full repayment of principal and interest is not probable, which in some cases exceeds 90 days past due. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware and which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which would prevent the recognition of substantial losses.

Summary of Loan Loss Experience

The following table summarizes average loan balances for the periods set forth therein determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to expense; and the ratio of net charge-offs during the year to average loans.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)

Average amount of loans outstanding (1)	$807,340	$608,131	$446,518	$397,496	$356,051

Balance of allowance for loan losses at beginning of year	$8,726	$7,538	$5,522	$5,099	$4,233

Loans charged off:
Real estate	(422)	(469)	(190)	(211)	(22)
Commercial	(185)	(295)	(77)	(78)	(68)
Consumer	(1,001)	(700)	(799)	(801)	(481)
Credit cards	(20)	(2)	(28)	(28)	(11)
	(1,628)	(1,466)	(1,094)	(1,118)	(582)

Recoveries of loans previously charged off:
Real estate	113	53	175	21	131
Commercial	66	31	2	8	37
Consumer	292	286	246	192	146
Credit cards	11	14	1	14	—
	482	384	424	235	314

Net loans charged off during the year	(1,146)	(1,082)	(670)	(883)	(268)
Allowance for loan losses acquired (sold)	2,075	864	1,841	—	(15)

Additions to allowance charged To expense during year	1,406	1,406	845	1,306	1,149

Balance of allowance for loan losses At end of year	$11,061	$8,726	$7,538	$5,522	$5,099

Ratio of net loans charged off during the year to average loans Outstanding	0.14%	0.18%	0.15%	0.22%	0.08%

(1)           Average total loans include nonaccrual loans.

The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)

Commercial	$840	7.79%	$663	7.19%	$573	7.92%	$418	9.22%	$373	9.66%
Real estate-construction	1,383	30.84	1,091	26.11	942	22.28	690	23.76	574	17.92
Real estate-mortgage	6,581	57.08	5,192	61.94	4,485	64.15	3,287	59.07	2,787	62.55
Consumer and other	2,257	4.29	1,780	4.76	1,538	5.65	1,127	7.95	1,365	9.87
Total allowance	$11,061	100.00%	$8,726	100.00%	$7,538	100.00%	$5,522	100.00%	$5,099	100.00%

The allowance for loan losses is established through provisions for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collection of principal is unlikely. Subsequent recoveries are added to the allowance. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risk within the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses. Such agencies may require our subsidiary banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. See also our allowance for loan loss discussion in “Critical Accounting Policies.”

Our allowance for loan losses was approximately $11,061,000 at December 31, 2004, representing 1.16% of total loans, compared with $8,726,000 at December 31, 2003, which represented 1.23% of total loans.

Deposits

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. Average balances were determined using daily average balances.

	Year Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Noninterest-bearing demand deposits	$108,749	—%	$76,983	—%	$56,913	—%
Interest-bearing demand and Savings deposits	331,999	1.22	239,731	1.08	147,968	1.14
Time deposits	393,352	2.37	320,974	2.77	251,887	3.88
Total deposits	$834,100		$637,688		$456,768

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category.

(Dollars in Thousands)

Three months or less	$29,053
Over three through six months	23,718
Over six through 12 months	60,886
Over 12 months	49,840
Total	$163,497

Return on Equity and Assets

The following table sets forth rate of return information for the periods indicated.

	Years Ended December 31,
	2004	2003	2002

Return on assets (1)	0.91%	0.95%	1.11%
Return on equity (2)	8.32	10.56	13.72
Dividend payout ratio (3)	28.85	28.16	25.47
Equity to assets ratio (4)	10.92	9.00	8.08

(1)           Net income divided by average total assets.

(2)           Net income divided by average equity.

(3)           Dividends declared per share divided by diluted earnings per share.

(4)           Average equity divided by average total assets.

Borrowings

As part of our operating strategy, we have utilized federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which, other than certificates of deposit, have no stated maturities and are subject to withdrawal from us at any time. At December 31, 2004, we had $47.6 million in outstanding federal funds purchased and securities sold under repurchase agreements.

The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements at or for the periods ended on the dates indicated:

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)

Average balance outstanding	$19,906	$13,882	$14,695
Maximum amount outstanding at any month-end during the year	47,582	21,343	26,160
Balance outstanding at end of year	47,582	17,314	11,538
Weighted average interest rate during year	1.49%	1.06%	2.16%
Weighted average interest rate at end of year	2.10%	0.85%	1.69%

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” section of “Management’s Discussion and Analysis of Financial Information and Results of Operations” in this report for a discussion of market risk.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets - December 31, 2004 and 2003.

Consolidated Statements of Income – Three Years Ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows – Three Years Ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

Not applicable

Item 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

As permitted by paragraph (b) of Securities and Exchange Commission Release No. 34-50754), the Company has elected not to file within the 75 day filing period specified in Form 10-K either “Management’s annual report on internal control over financial reporting” or the related “Attestation report of the registered public accounting firm” required by Items 308(a) and (b), respectively, of Regulation S-K. In accordance with the conditions of Release No. 34-50754, the Company anticipates filing an amendment to this Form 10-K before April 30, 2005 to include the information required by Items 308(a) and (b) of Regulation S-K. As of the date of filing of this Form 10-K, the Company is not aware of any material weaknesses in its internal control over financial reporting.  No change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Election of Directors” and “Executive Officers” in the definitive Proxy Statement filed in connection with our 2005 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the definitive Proxy Statement filed in connection with our 2005 Annual Shareholders meeting is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement filed in connection with our 2005 Annual Shareholders meeting is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	680,281	$10.14	484,004
Equity compensation plans not approved by security holders(2)	—	—	—
Total	680,281	N/A	484,004

(1)           GB&T Bancshares 1997 Stock Incentive Plan

(2)           N/A

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” in the definitive Proxy Statement filed in connection with our 2005 Annual Shareholders meeting is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Accountants” in the definitive Proxy Statement filed in connection with our 2005 Annual Shareholders Meeting is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Contents:

1. Consolidated financial statements:

(a)	G B & T Bancshares, Inc. and Subsidiaries:

(i)	Consolidated Balance Sheets - December 31, 2004 and 2003

(ii)	Consolidated Statements of Income – Three Years Ended December 31, 2004, 2003, and 2002

(iii)	Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2004, 2003, and 2002

(iv)	Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2004, 2003, and 2002

(v)	Consolidated Statements of Cash Flows – Three Years Ended December 31, 2004, 2003, and 2002

(vi)	Notes to Consolidated Financial Statements

2. Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)           Exhibits:

Exhibit
No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).

3.2	Articles of Amendment of the Registrant, dated July 8, 1998 (incorporated herein by reference from the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197)

3.3	Articles of Amendment of the Registrant, dated effective June 30, 2002 (incorporated herein by reference from the Registrant’s Registration Statement on Form S-4, Registration No. 333-99461)

3.4	Articles of Amendment of the Registrant, dated October 15, 2004 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 21, 2004).

3.5	By-Laws of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).

4.1	See Exhibits 3.1 and 3.2 herein for provisions of the Registrant’s Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.

*10.1	Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registration’s Registration Statement on Form S-3, Registration No. 333-64197).

*10.2	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of December 30, 2002 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).

*10.3	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of December 30, 2002 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).

*10.4	GB&T Bancshares, Inc. Stock Option Plan of 1997 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mauldin & Jenkins, LLC.

24.1	Power of Attorney (included on the signatures page hereto).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

*Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

Dated: March 16, 2005	By:	/s/ Richard A. Hunt
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

GB&T BANCSHARES, INC.

By:	/s/ Richard A. Hunt	DATE March 16, 2005
Richard A. Hunt, President, Chief
Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gregory L. Hamby	DATE March 16, 2005
Gregory L. Hamby, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Philip A. Wilheit	DATE March 16, 2005
Philip A. Wilheit, Chairman and Director

By:	/s/ Samuel L. Oliver	DATE March 16, 2005
Samuel L. Oliver, Vice Chairman and Director

By:	/s/ Alan A. Wayne	DATE March 16, 2005
Alan A. Wayne, Secretary and Director

By:	/s/ Larry B. Boggs	DATE March 16, 2005
Larry B. Boggs, Director

By:	/s/ James H. Moore	DATE March 16, 2005
James H. Moore, Director

By:	/s/ Dr. John W. Darden	DATE March 16, 2005
Dr. John W. Darden, Director

By:	/s/ William A. Foster, III	DATE March 16, 2005
William A. Foster, III, Director

By:	/s/ Bennie E. Hewett	DATE March 16, 2005
Bennie E. Hewett, Director

By:	/s/ James L. Lester	DATE March 16, 2005
James L. Lester, Director

By:	/s/ T. Allen Maxwell.	DATE March 16, 2005
T. Allen Maxwell, Director

By:	/s/ Lowell S. (Casey) Cagle.	DATE March 16, 2005
Lowell S. (Casey) Cagle, Director

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets
Consolidated statements of income
Consolidated statements of comprehensive income
Consolidated statements of stockholders’ equity
Consolidated statements of cash flows
Notes to consolidated financial statements

CERTIFIED PUBLIC ACCOUNTANTS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GB&T Bancshares, Inc.

Gainesville, Georgia

We have audited the accompanying consolidated balance sheets of GB&T Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

March 1, 2005

200 GALLERIA PARKWAY S.E., SUITE 1700  •  ATLANTA, GA 30339-5946  •  770-955-8600  •  800-277-0080  •  FAX 770-980-4489  •  www.mjcpa.com

Members of The American Institute of Cerfitied Public Accountants •  RSM International

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in thousands)

	2004	2003
Assets
Cash and due from banks	$20,723	$17,584
Interest-bearing deposits in banks	700	535
Federal funds sold	93	6,534
Securities available for sale	190,636	132,945
Restricted equity securities, at cost	7,226	4,582

Loans, net of unearned income	955,880	709,958
Less allowance for loan losses	11,061	8,726
Loans, net	944,819	701,232

Premises and equipment, net	31,548	25,813
Goodwill	49,127	30,111
Intangible assets	5,618	2,932
Other assets	23,646	22,010

Total assets	$1,274,136	$944,278

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$125,704	$90,914
Interest-bearing	802,899	637,715
Total deposits	928,603	728,629
Federal funds purchased and securities sold under repurchase agreements	47,582	17,314
Other borrowings	81,926	76,003
Other liabilities	11,412	10,025
Subordinated debt	29,898	15,464
Total liabilities	1,099,421	847,435

Commitments and contingencies

Stockholders’ equity :
Capital stock, no par value; 20,000,000 shares authorized, 11,772,352 and 6,794,148 shares issued and outstanding at December 31, 2004 and 2003, respectively	139,207	67,983
Retained earnings	35,550	28,393
Accumulated other comprehensive income (loss)	(42)	467

Total stockholders’ equity	174,715	96,843

Total liabilities and stockholders’ equity	$1,274,136	$944,278

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except per share amounts)

	2004	2003	2002
Interest income:
Loans, including fees	$52,642	$42,176	$34,197
Taxable securities	4,706	3,753	3,869
Nontaxable securities	736	688	698
Federal funds sold	163	145	150
Interest-bearing deposits in banks	27	30	42
Total interest income	58,274	46,792	38,956

Interest expense:
Deposits	13,379	11,471	11,455
Federal funds purchased, securities sold under repurchase agreements, other borrowings and subordinated debt	4,573	3,817	3,442
Total interest expense	17,952	15,288	14,897

Net interest income	40,322	31,504	24,059
Provision for loan losses	1,406	1,406	845
Net interest income after provision for loan losses	38,916	30,098	23,214

Other income:
Service charges on deposit accounts	6,121	4,953	3,660
Other service charges and fees	1,449	1,144	1,147
Gain on sale of securities	609	382	806
Mortgage origination fees	1,988	2,440	1,507
Gain on sale of loans	—	20	72
Trust fees	403	279	221
Other operating income	1,208	710	649
Total other income	11,778	9,928	8,062

Other expenses:
Salaries and employee benefits	20,893	17,193	12,642
Occupancy and equipment expenses, net	5,099	4,352	3,290
Other operating expenses	10,188	8,148	5,816
Total other expenses	36,180	29,693	21,748

Income before income taxes	14,514	10,333	9,528

Income tax expense	4,676	2,608	3,019

Net income	$9,838	$7,725	$6,509

Basic earnings per share	$1.05	$1.06	$1.08

Diluted earnings per share	$1.04	$1.03	$1.06

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004	2003	2002

Net income	$9,838	$7,725	$6,509

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, net of tax (benefit) of $(40), $(632) and $735, respectively	(131)	(1,285)	1,503

Reclassification adjustment for gains realized in net income, net of taxes of $231, $145 and $306, respectively	(378)	(237)	(500)

Other comprehensive income (loss)	(509)	(1,522)	1,003

Comprehensive income	$9,329	$6,203	$7,512

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Amounts in thousands, except per share amounts)

		Common Stock	Capital	Capital	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Stock	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2001	4,739	$23,696	$—	$1,894	$17,793	$986	$44,369
Net income	—	—	—	—	6,509	—	6,509
Options exercised, net of repurchases	55	111	312	18	—	—	441
Purchase of HomeTown Bank of Villa Rica	563	—	9,571	—	—	—	9,571
Tax benefit of nonqualified stock options	—	—	56	—	—	—	56
Reclassification of stock to no par stock	—	(23,807)	25,719	(1,912)	—	—	—
Dividends declared, $.27 per share	—	—	—	—	(1,596)	—	(1,596)
Other comprehensive income	—	—	—	—	—	1,003	1,003
Balance, December 31, 2002	5,357	—	35,658	—	22,706	1,989	60,353
Net income	—	—	—	—	7,725	—	7,725
Options exercised, net of repurchases	41	—	380	—	—	—	380
Purchase of Baldwin Bancshares, Inc.	1,397	—	31,869	—	—	—	31,869
Tax benefit of nonqualified stock options	—	—	74	—	—	—	74
Payment for fractional shares in connection with business combinations	(1)	—	(9)	—	—	—	(9)
Contributed capital	—	—	11	—	—	—	11
Dividends declared, $.29 per share	—	—	—	—	(2,038)	—	(2,038)
Other comprehensive (loss)	—	—	—	—	—	(1,522)	(1,522)
Balance, December 31, 2003	6,794	—	67,983	—	28,393	467	96,843
Net income		—	—	—	9,838	—	9,838
Options exercised, net of repurchases	224	—	1,981	—	—	—	1,981
Purchase of Southern Heritage Bancorp, Inc. and Lumpkin County Bank	1,404	—	33,201	—	—	—	33,201
Tax benefit of nonqualified stock options		—	654	—	—	—	654
Payment for fractional shares in connection with stock split and business combinations	(1)	—	(30)	—	—	—	(30)
Capital issued in stock offering	1,652	—	35,418	—	—	—	35,418
Five-for-four stock split	1,699	—	—	—	—	—	—
Dividends declared, $.30 per share		—	—	—	(2,681)	—	(2,681)
Other comprehensive (loss)		—	—	—	—	(509)	(509)
Balance, December 31, 2004	11,772	$—	$139,207	$—	$35,550	$(42)	$174,715

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$9,838	$7,725	$6,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,486	2,917	1,645
Provision for loan losses	1,406	1,406	845
Provision for losses on other real estate owned	—	65	—
Gain on sale of securities	(609)	(382)	(806)
(Gain) loss on sale of other real estate owned	44	(37)	106
Gain on sale of loans	—	(20)	(72)
(Gain) loss on disposal of premises and equipment	(468)	295	82
Deferred income taxes	77	(582)	246
(Increase) decrease in interest receivable	(1,317)	324	124
Increase (decrease) in interest payable	600	(561)	(1,421)
Increase in cash surrender value of life insurance	(772)	(505)	(445)
Net other operating activities	2,793	(2,391)	2,598
Net cash provided by operating activities	15,078	8,254	9,411

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(156)	7,720	(830)
Purchases of securities available for sale	(141,580)	(111,808)	(49,825)
Purchases of restricted equity securities	(3,273)	(685)	(471)
Proceeds from sale of restricted equity securities	1,116	500	—
Proceeds from maturities of securities available for sale	88,778	80,200	30,891
Proceeds from sales of securities available for sale	2,318	18,802	9,630
Net (increase) decrease in federal funds sold	25,640	21,615	(17,089)
Net increase in loans	(99,572)	(80,886)	(33,594)
Net cash acquired in business combinations	4,308	5,452	176
Purchase of premises and equipment	(6,376)	(4,937)	(2,880)
Proceeds from disposals of premises and equipment	2,534	2,198	—
Proceeds from sale of other real estate owned	1,996	864	1,413
Net cash used in investing activities	(124,267)	(60,965)	(62,579)

FINANCING ACTIVITIES
Net increase in deposits	36,339	44,905	40,162
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	30,268	5,776	(8,169)
Proceeds from other borrowings	17,411	16,852	20,883
Repayment of other borrowings	(16,688)	(13,695)	(13,537)
Proceeds from issuance of subordinated debt	10,310	—	15,000
Proceeds from exercise of stock options	1,981	380	441
Dividends paid	(2,681)	(2,038)	(1,596)
Payment for fractional shares	(30)	(9)	—
Proceeds from stock offering	35,418	11	—
Net cash provided by financing activities	112,328	52,182	53,184

	2004	2003	2002

Net increase (decrease) in cash and due from banks	$3,139	$(529)	$16

Cash and due from banks at beginning of year	17,584	18,113	18,097

Cash and due from banks at end of year	$20,723	$17,584	$18,113

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$17,353	$15,849	$16,318

Income taxes	$4,848	$2,524	$3,150

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$1,062	$2,010	$70

Financed sales of other real estate owned	$—	$84	$161

ACQUISITION OF SUBSIDIARIES
Capital stock issued	$33,213	$31,869	$9,571

Assets acquired (liabilities assumed)
Cash and due from banks, net of cash paid	$4,308	$5,452	$176
Interest-bearing deposits in banks	9	50	6,288
Federal funds sold	19,199	2,979	8,057
Securities available for sale	8,179	16,239	10,217
Restricted equity securities	496	652	321
Loans, net	146,290	88,467	89,322
Premises and equipment	4,916	5,662	4,658
Goodwill	19,054	21,318	7,822
Core deposit intangible	3,154	2,354	1,142
Other assets	2,108	7,540	1,830
Deposits	(164,237)	(104,092)	(113,328)
Other borrowings	(9,391)	(9,522)	(6,666)
Other liabilities	(872)	(5,230)	(268)
	$33,213	$31,869	$9,571

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GB&T Bancshares, Inc. (the “Company”) is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, and First National Bank of the South (the “Banks”).  Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and four branches located in Gainesville, two branches located in Oakwood, Georgia, one branch located in Buford, Georgia, two branches located in Dahlonega, Georgia and one branch located in Athens, Georgia.  United Bank & Trust is located in Rockmart, Polk County, Georgia with a branch in Cedartown, Georgia and a branch in Cartersville, Georgia.  Community Trust Bank is located in Hiram, Paulding County, Georgia with two branches in Dallas, Georgia, one branch in Marietta, Georgia, and one branch in Kennesaw, Georgia.  HomeTown Bank of Villa Rica is located in Villa Rica, Carroll County, Georgia with the main office and one branch located in Villa Rica and one branch located in Hiram, Georgia.  First National Bank of the South is located in Milledgeville, Baldwin County, Georgia with the main office and one branch located in Milledgeville and one branch located at Lake Oconee, Putnam County.  The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall, Lumpkin, Clarke, Polk, Bartow, Paulding, Cobb, Carroll, Baldwin, and Putnam Counties, respectively, and the surrounding counties.

The consolidated financial statements also include the Company’s wholly-owned subsidiary, Community Loan Company (“CLC”).  CLC was incorporated in 1995 for the purpose of acquiring and operating existing consumer finance companies under the direction of the Company.  CLC has operations located in the Georgia cities of Rockmart, Rossville, Gainesville, Woodstock, Cartersville, Dahlonega, Dalton and Rome.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, goodwill, intangible assets and deferred taxes.  The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements and deposits are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $10,880,000 and $8,002,000 at December 31, 2004 and 2003, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity would be classified as held to maturity and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect.  Equity securities, including restricted equity securities, without a readily determinable fair value are recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities.  Realized gains and losses on the sale of securities are determined using the specific identification method and are included in earnings on the settlement date.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary would be reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  All interest accrued but not collected for loans that are placed on nonaccrual or are charged off is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses, and may require the Banks to make additions to their allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Management believes that the unallocated allowance is adequate to provide for probable losses that are inherent in the loan portfolio and that have not been fully provided for through the allocated allowance.  Factors considered in determining the adequacy of the unallocated allowance include the economic environment, experience level of lenders, concentration in commercial and consumer real estate loans, size of individual loans and the continued strong loan growth in our markets.  These factors are tempered by lending practices related to the real estate portfolio, the continuing positive performance within this segment of our loan portfolio, the knowledge and experience of our commercial lending staff, and the relationship banking philosophy maintained in our community banks.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of foreclosed assets at December 31, 2004 and 2003 was $620,000 and $1,868,000, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the third quarter and determined that there was no impairment of the carrying value as of July 31, 2004.

Intangible assets consist of core deposit premiums acquired in connection with business combinations.  The core deposit premium is initially recognized based on an independent valuation performed as of the consummation date.  The core deposit premium is amortized by the straight-line method over the average remaining life of the acquired customer deposits, or a weighted average life of 10 years.  Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Profit-Sharing Plan

Profit-sharing plan costs are based on a percentage of individual employee’s salary, not to exceed the amount that can be deducted for federal income tax purposes.  The Banks make matching contributions up to 100% of the first 6% of each participant’s salary contribution based on the individual Bank’s performance.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  The Company has elected to continue with the accounting methodology in Opinion No. 25.  Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.  The Company’s stock-based employee compensation plan is described more fully in Note 12.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Net income, as reported	$9,838	$7,725	$6,509
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	144	109	84
Pro forma net income	$9,694	$7,616	$6,425
Earnings per share:
Basic - as reported	$1.05	$1.06	$1.08
Basic - pro forma	$1.04	$1.04	$1.06
Diluted - as reported	$1.04	$1.03	$1.06
Diluted - pro forma	$1.02	$1.02	$1.05

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares.  Potential capital shares consist of stock options.

Options to purchase 1,000 shares of common stock at a price of $24.15 per share were outstanding during the year but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options were still outstanding as of December 31, 2004.

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

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R).  An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).   The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

In December 2003 the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  This SOP

addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

NOTE 2.       BUSINESS COMBINATIONS

On October 1, 2004, the Company signed a definitive agreement to acquire FNBG Bancshares, Inc., the parent company of First National Bank of Gwinnett, Duluth, Gwinnett County, Georgia.  The terms of the agreement call for the exchange of 1.38 shares of common stock of the Company, $30 in cash or a combination of cash and common stock of the Company for each outstanding share of FNBG Bancshares stock, subject to an overall cash limit of approximately $8.7 million.  The transaction closed on March 1, 2005 and has been accounted for as a purchase.  The results of operations for the years ended December 31, 2004, 2003 and 2002 do not include the results of operations of FNBG Bancshares.

On August 3, 2004, the Company completed the acquisition of Southern Heritage Bancorp, Inc., the parent company of Southern Heritage Bank, in Flowery Branch, Hall County, Georgia.  Southern Heritage Bancorp merged with and into GB&T Bancshares, Inc., and Southern Heritage Bank merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust.  The company issued 1,141,628 shares of its capital stock and approximately $869,172 in cash in exchange for all of the issued and outstanding common shares of Southern Heritage Bancorp, Inc.  The acquisition was accounted for as a purchase resulting in goodwill of approximately $18,326,000.  Southern Heritage Bank’s results of operations from August 3, 2004 are included in the consolidated results of operations of GB&T Bancshares, Inc. for the year ended December 31, 2004.  The results of operations for the years ended December 31, 2003 and December 31, 2002 do not include the results of operations for Southern Heritage Bank.

On August 19, 2004, the Company completed the acquisition of Lumpkin County Bank (“LCB”) in Dahlonega, Lumpkin County, Georgia.  LCB merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust.  The Company issued 262,682 shares of its capital stock in exchange for all of the issued and outstanding common shares of LCB.  The acquisition was accounted for as a purchase resulting in goodwill of approximately $728,000.  LCB’s results of operations from August 19, 2004 are included in the consolidated results of operations of GB&T Bancshares, Inc. for the year ended December 31, 2004.  The results of operations for the years ended December 31, 2003 and December 31, 2002 do not include the results of operations for Lumpkin County Bank.

Unaudited pro forma consolidated results of operations for years ended December 31, 2004 and 2003 as though the companies had combined as of January 1, 2004 and 2003 are as follows:

	2004	2003

Net interest income	$44,747	$39,024
Net income	8,839	6,665
Basic earnings per share	0.87	0.77
Diluted earnings per share	0.86	0.75

NOTE 3.       SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2004:
U.S. Government and agency securities	$60,063	$244	$(341)	$59,966
State and municipal securities	16,211	598	(19)	16,790
Mortgage-backed securities	111,892	423	(971)	111,344
Equity securities	2,033	—	0	2,033
Corporate bonds	501	2	0	503
	$190,700	$1,267	$(1,331)	$190,636

December 31, 2003:
U.S. Government and agency securities	$42,497	$310	$(168)	$42,639
State and municipal securities	16,792	795	(11)	17,576
Mortgage-backed securities	70,083	422	(633)	69,872
Equity securities	1,642	—	—	1,642
Corporate bonds	1,215	1	—	1,216
	$132,229	$1,528	$(812)	$132,945

The amortized cost and fair value of debt securities available for sale as of December 31, 2004 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)

Due within one year	$3,984	$4,092
Due from one to five years	58,027	58,044
Due from five to ten years	13,592	13,900
Due after ten years	1,172	1,223
Mortgage-backed securities	111,892	111,344
	$188,667	$188,603

Securities with an approximate carrying value of $101,229,000 and $65,501,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Gross gains	$638	$460	$816
Gross losses	(29)	(78)	(10)
Net realized gains	$609	$382	$806

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2004
Description of Securities:
U.S. Government and agency securities	$32,110	$234	$4,191	$107	$36,301	$341
State and municipal securities	724	5	514	14	1,238	19
Mortgage-backed securities	53,850	562	23,420	409	77,270	971
Total temporarily impaired securities	$86,684	$801	$28,125	$530	$114,809	$1,331

December 31, 2003
Description of Securities:
U.S. Government and agency securities	$14,230	$168	$—	$—	$14,230	$168
State and municipal securities	1,015	11	—	—	1,015	11
Mortgage-backed securities	46,412	633	—	—	46,412	633
Total temporarily impaired securities	$61,657	$812	$—	$—	$61,657	$812

At December 31, 2004, the unrealized losses are the result of the current yield environment.  The depreciation within the portfolio is 1.17% of the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4.       LOANS

The composition of loans is summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)

Commercial, financial and agricultural	$74,437	$50,997
Real estate – construction	294,817	185,397
Real estate – mortgage	545,721	440,496
Consumer	37,248	30,088
Other	3,764	3,697
	955,987	710,675
Unearned income and deferred loan fees	(107)	(717)
Allowance for loan losses	(11,061)	(8,726)
Loans, net	$944,819	$701,232

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Balance, beginning of year	$8,726	$7,538	$5,522
Provision for loan losses	1,406	1,406	845
Loans charged off	(1,628)	(1,466)	(1,094)
Recoveries of loans previously charged off	482	384	424
Allowance for loan losses related to acquired loans	2,075	864	1,841
Balance, end of year	$11,061	$8,726	$7,538

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Impaired loans without a valuation allowance	$—	$3	$—
Impaired loans with a valuation allowance	10,092	3,392	6,028
Total impaired loans	$10,092	$3,395	$6,028
Valuation allowance related to impaired loans	$1,721	$608	$1,017
Average investment in impaired loans	$4,647	$3,925	$5,142
Interest income recognized on impaired loans	$180	$100	$131
Nonaccrual loans	$10,059	$3,333	$5,506
Loans past due ninety days or more and still accruing interest	$328	$509	$1,814

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2004 are as follows:

(Dollars in thousands)

Balance, beginning of year	$19,436
Advances	22,767
Repayments	(19,191)
Change in directors	(2,335)
Balance, end of year	$20,677

NOTE 5.       PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)

Land	$4,956	$4,910
Land improvements	763	638
Buildings	20,488	15,385
Leasehold improvements	2,848	2,683
Furniture and equipment	14,955	12,892
Automobiles	370	323
Construction in progress	2,619	1,265
	46,999	38,096
Accumulated depreciation	(15,451)	(12,283)
	$31,548	$25,813

Depreciation expense was $2,268,000, $1,705,000 and $1,489,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Gainesville Bank & Trust main office banking facility is owned by a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a related party.

At December 31, 2004, the Company’s 50% interest in the Gainesville Bank & Trust main office banking facility with a total carrying value (including land) of $1,775,000 was pledged to a subsidiary bank to secure a $473,282 borrowing of the related party.

At December 31, 2004 and 2003, construction in process included computer equipment purchased but not yet in service. In addition, the Company purchased property in May 2003 to build an operations center.  The cost of the land, including land development costs was approximately $2,314,000.  In December 2004, the Company sold 4 of the surrounding lots and recorded a gain after tax of approximately $232,000.  The estimated cost of the building, including furniture, fixtures and equipment was approximately $2,736,000.  The building was completed in the first quarter of 2005.

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

Rental expense under all operating leases amounted to $707,000, $688,000 and $697,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

(Dollars in thousands)

2005	$854,915
2006	754,746
2007	707,467
2008	591,641
2009	578,224
Thereafter	706,758
$4,193,751

NOTE 6.       INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets Core deposit premiums	$6,245	$627	$3091	$159

The aggregate amortization expense was $468,000, $151,000 and $8,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)

2005	$649
2006	649
2007	649
2008	649
2009	649

Changes in the carrying amount of goodwill are as follows:

	For the Year Ended December 31,
	2004	2003	2002

Beginning balance	$30,111	$8,388	$566
Goodwill acquired	19,054	21,318	7,822
Adjustment to previous goodwill	(38)	405	—
Ending balance	$49,127	$30,111	$8,388

NOTE 7.                          DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was approximately $163,496,000 and $122,453,000 respectively.  The scheduled maturities of time deposits at December 31, 2004 are as follows:

(Dollars in thousands)

2005	$324,700
2006	39,633
2007	28,469
2008	25,500
2009	17,518
$435,820

The Company had brokered time deposits at December 31, 2004 and 2003 of $2,500,000 and $7,921,000, respectively.

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $1,493,000 and $1,006,000, respectively.

NOTE 8.                         SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company pledges assets to collateralize repurchase agreements based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2004 and 2003 were $32,733,000 and $13,315,000, respectively.

NOTE 9.                         OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
FHLB advances, interest payable at fixed rates ranging from 1.95% to 6.10%; advances mature at various maturity dates from October 13, 2005 through September 23, 2013.	$69,992	$66,703
FHLB advances, interest payable at variable rates which are set daily, based on the overnight funds market; advances mature at various advances mature at various maturity dates from June 27, 2005 through December 20, 2005.	11,000	9,000
Treasury, tax and loan note option account due on demand, bearing interest equal to the 90 day Treasury bill rate.	934	300
	$81,926	$76,003

Contractual maturities of other borrowings as of December 31, 2004 are as follows:

(Dollars in thousands)

2005	$24,056
2006	5,127
2007	15,627
2008	7,037
2009	15,106
Thereafter	14,973
$81,926

The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgage, home equity and commercial loans of approximately $102,199,000, available for sale securities of approximately $17,275,000 and Federal Home Loan Bank stock of $5,899,000.

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $172,427,000 at December 31, 2004.  There were no other advances outstanding at December 31, 2004.

NOTE 10.                     SUBORDINATED DEBT

On October 30, 2002, the Company formed a wholly-owned grantor trust to issue $15,464,000 in cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.  The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (October 30, 2032) at the option of the Company on or after October 30, 2007.  The sole assets of the grantor trust are the Subordinated Debentures of the Company (the “Debentures”).  The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after October 30, 2007, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.  Both financial instruments bear an identical annual rate of interest of 5.375% and 4.54% at December 31, 2004 and 2003, respectively.

On July 22, 2004, the Company formed a second wholly-owned grantor trust to issue $10,310,000 in cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.   The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (July 30, 2034) at the option of the Company on or after September 30, 2009.  The sole assets of the grantor trust are the subordinated debentures of the Company.  Both financial instruments bear an identical annual rate of interest of 4.625% at December 31, 2004.

In addition, in connection with the acquisition of Southern Heritage Bancorp, Inc., the Company assumed $4,124,000 in aggregate principal amount of trust preferred securities which have substantially the same terms as our other trust preferred securities except that they may be redeemed on or after June 26, 2008. The annual rate of interest on the trust preferred securities and on the debentures was 5.55% at December 31, 2004.

The Debentures have the same variable interest rate as the trust preferred securities.  The Company has the right to defer interest payments on the Debentures up to twenty consecutive quarterly periods (five years), so long as the Company is not in default under the subordinated debentures.  Interest compounds during the deferral period.  No deferral period may extend beyond the maturity date.  Distributions on the trust preferred securities are paid quarterly.  Interest on the Debentures is paid on the corresponding dates.

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

 As of December 30, 2004, the Company had $29.9 million in aggregate principal amount of trust preferred securities outstanding and $29.9 million in aggregate principal amount of debentures outstanding.

NOTE 11.                     EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $493,000, $391,000 and $283,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Compensation Plans

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors. The estimated amounts to be paid under the compensation plans have been partially provided through the purchase of life insurance policies on certain officers and directors. Accrued deferred compensation of $5,851,000 and $5,027,000 is included in other liabilities as of December 31, 2004 and 2003, respectively. Cash surrender values of $11,208,000 and $10,436,000 on the insurance policies is included in other assets at December 31, 2004 and 2003, respectively.

Stock Purchase Plan

In 2003, the Company adopted a stock purchase plan.  Under the plan, all full-time employees and directors of the Company or a subsidiary meeting certain eligibility requirements are eligible to participate in the plan.  Participants in the plan may participate through payroll deduction, direct contribution or a combination thereof.  Payroll deductions are limited to $3,500 for directors and the lesser of 10% of gross pay or $3,500 for employees.  The Company matches payroll deductions and direct contributions at a rate of 50% of the amount contributed.  The purchase price of the shares of capital stock is based on the current market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2004 and 2003, 28,109 and 16,487 shares were purchased under the plan.  Contributions expensed for the years ended December 31, 2004 and 2003 were $186,000 and $162,000, respectively.

Dividend Reinvestment Plan

The Company has a dividend reinvestment and share purchase plan.  Under the plan, all holders of record of capital stock are eligible to participate in the plan.  Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their capital stock.  Participants may also make optional cash payments that will be invested through the plan.  All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date.  Cash dividends and optional cash payments will be used to purchase capital stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing.  The purchase price of the shares of capital stock is based on the average market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2004 and 2003, 27,484 and 28,301 shares were purchased under the plan, respectively.

NOTE 12.                     STOCK-BASED COMPENSATION

The Company has a stock option plan in which 1,500,000 shares were approved for the granting of options to directors, officers, and employees.  Both incentive stock options and non-qualified stock options may be granted under the Plan.  Option prices reflect the fair market value of the Company’s capital stock on the dates the options are granted.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

Other pertinent information related to the options is as follows:

	Years Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	528,836	$9.78	558,287	$9.30	545,795	$8.65
Granted (1)	399,402	9.97	33,805	17.64	72,026	13.30
Exercised	(224,331)	8.84	(51,130)	7.69	(51,979)	7.62
Terminated	(23,626)	12.10	(12,126)	12.52	(7,555)	12.52
Outstanding at end of year	680,281	$10.14	528,836	$9.78	558,287	$9.30

Options exercisable at year-end	518,095	$8.86	337,231	$8.79	343,031	$8.39
Weighted-average fair value of options granted during the year		$8.74		$6.96		$3.96

(1) Included in options granted for the year ended December 31, 2004, were 355,652 shares with a weighted average exercise price of $8.58 which were assumed under the plans for Southern Heritage Bancorp, Inc. and Lumpkin County Bank.

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.09 - $7.53	39,662	4.4 years	$6.61	39,662	$6.61
$8.03 - $12.00	510,391	5.42 years	8.66	440,143	8.57
$12.40 - $18.40	90,853	5.76 years	14.84	38,041	14.40
$18.84 - $24.15	39,375	9.66 years	21.95	250	18.84
Total	680,281	5.65 years	10.14	518,095	8.86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002

Dividend yield	1.36%	1.60%	$1.83%
Expected life	10 years	10 years	10 years
Expected volatility	28.41%	32.42%	23.07%
Risk-free interest rate	4.66%	3.95%	3.88%

NOTE 13.                     INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Current	$4,599	$3,190	$2,784
Deferred	77	(246)	282
Change in valuation allowance	—	(336)	(36)
	$4,676	$2,608	$3,030

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Tax provision at statutory federal rate	$5,080	$3,513	$3,249
Tax-exempt interest	(265)	(234)	(237)
Disallowed interest	16	17	25
Life insurance	(153)	(93)	(82)
State income taxes, net of credits	48	(149)	169
Change in valuation allowance	—	(336)	(36)
Other	(50)	(110)	(58)
Income tax expense	$4,676	$2,608	$3,030

The components of deferred income taxes are as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$3,536	$2,754
Other real estate write-down	122	24
Deferred compensation	2,409	2,210
Deferred loan fees	193	174
CLC bad debt reserve	80	124
Net operating loss carryforward	727	—
Securities available for sale	49	—
Other	15	—
	7,131	5,286
Deferred tax liabilities:
Depreciation	1,449	1,100
Accretion of discount on securities	20	9
Purchase adjustment	2,298	1,072
Securities available for sale	—	248
	3,767	2,429

Net deferred tax assets	$3,364	$2,857

For the year ended December 31, 2004, net deferred tax assets increased by $287,000 as a result of the acquisitions of Southern Heritage Bancorp, Inc. and Lumpkin County Bank.  For the year ended December 31, 2003, net deferred tax assets increased by $699,000 as a result of the acquisition of Baldwin Bancshares, Inc.

NOTE 14.                     EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands)

Net income	$9,838	$7,725	$6,509

Weighted average number of capital shares outstanding	9,340	7,313	6,016
Effect of dilutive options	132	156	109
Weighted average number of capital shares outstanding used to calculate dilutive earnings per share	9,472	7,469	6,125

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

	December 31,
	2004	2003
	(Dollars in thousands)

Commitments to extend credit	$192,294	$138,310
Financial standby letters of credit	7,354	3,718
Other standby letters of credit	1,357	1,349
Credit card commitments	5,235	5,302
	$206,240	$148,679

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Credit card commitments are granted on an unsecured basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral held varies as specified above and is required in instances that the Company deems necessary.

At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 16.                     CONCENTRATIONS OF CREDIT

The Banks originate primarily commercial real estate, residential real estate and consumer loans to customers in Hall, Lumpkin, Clarke, Bartow, Cobb, Polk, Paulding, Carroll, Baldwin, Putnam and surrounding counties.  The ability of the majority of the Company’s customers to honor their contractual obligations is dependent on their local economies as well as the metropolitan Atlanta, Georgia economy.

Eighty-eight percent of the Company’s loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans is in the Company’s primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s market areas.  The other significant concentrations of credit by type of loan are set forth in Note 4.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of regulatory limits, or approximately $12,540,000, $1,500,000, $3,500,000, $4,007,000 and $2,048,000 for Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, and First National Bank of the South, respectively.

NOTE 17.                     REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2004, approximately $6,500,000 of retained earnings were available for dividend declaration without regulatory approval.

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets.  Management believes, as of December 31, 2004 the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, based on the regulatory framework for prompt corrective action, all of the affiliate banks are considered to be well capitalized.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$160,971	16.27%	$79,140	8%	N/A	N/A
Gainesville Bank & Trust	$52,850	10.92%	$38,732	8%	$48,414	10%
United Bank & Trust	$7,153	13.48%	$4,246	8%	$5,308	10%
Community Trust Bank	$18,461	11.21%	$13,172	8%	$16,466	10%
HomeTown Bank of Villa Rica	$17,410	11.18%	$12,453	8%	$15,567	10%
First National Bank of the South	$13,653	11.08%	$9,862	8%	$12,327	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$149,910	15.15%	$39,570	4%	N/A	N/A
Gainesville Bank & Trust	$47,231	9.76%	$19,366	4%	$29,049	6%
United Bank & Trust	$6,532	12.31%	$2,123	4%	$3,185	6%
Community Trust Bank	$16,856	10.24%	$6,586	4%	$9,879	6%
HomeTown Bank of Villa Rica	$15,490	9.95%	$6,227	4%	$9,340	6%
First National Bank of the South	$12,569	10.20%	$4,931	4%	$7,396	6%
Tier I Capital to Average Assets:
Consolidated	$149,910	12.58%	$47,658	4%	N/A	N/A
Gainesville Bank & Trust	$47,231	7.88%	$23,972	4%	$29,965	5%
United Bank & Trust	$6,532	8.46%	$3,089	4%	$3,861	5%
Community Trust Bank	$16,856	8.16%	$8,266	4%	$10,333	5%
HomeTown Bank of Villa Rica	$15,490	8.68%	$7,136	4%	$8,920	5%
First National Bank of the South	$12,569	8.91%	$5,644	4%	$7,055	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$87,524	11.80%	$59,351	8%	N/A	N/A
Gainesville Bank & Trust	$31,025	10.10%	$24,575	8%	$30,719	10%
United Bank & Trust	$6,953	12.41%	$4,483	8%	$5,603	10%
Community Trust Bank	$16,000	11.58%	$11,053	8%	$13,817	10%
HomeTown Bank of Villa Rica	$13,306	10.04%	$10,603	8%	$13,253	10%
First National Bank of the South	$9,735	9.29%	$8,387	8%	$10,484	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$78,797	10.62%	$29,676	4%	N/A	N/A
Gainesville Bank & Trust	$27,673	9.01%	$12,287	4%	$18,431	6%
United Bank & Trust	$6,299	11.24%	$2,241	4%	$3,362	6%
Community Trust Bank	$14,405	10.43%	$5,527	4%	$8,290	6%
HomeTown Bank of Villa Rica	$11,646	8.79%	$5,301	4%	$7,952	6%
First National Bank of the South	$8,848	8.44%	$4,194	4%	$6,290	6%
Tier I Capital to Average Assets:
Consolidated	$78,797	8.63%	$36,510	4%	N/A	N/A
Gainesville Bank & Trust	$27,673	7.10%	$15,586	4%	$19,482	5%
United Bank & Trust	$6,299	8.23%	$3,063	4%	$3,829	5%
Community Trust Bank	$14,405	8.28%	$6,962	4%	$8,703	5%
HomeTown Bank of Villa Rica	$11,646	7.72%	$6,031	4%	$7,539	5%
First National Bank of the South	$8,848	6.82%	$5,188	4%	$6,485	5%

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

Securities:  Fair values of securities are based on available quoted market prices.  The carrying amount of equity securities with no readily determinable fair value approximates fair value.

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

Subordinated Debt:  The carrying amount of the Company’s variable rate subordinated debt approximates the fair value.

Accrued Interest:  The carrying amount of accrued interest approximates their fair value.

Off-Balance Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks, interest- bearing deposits in banks and federal funds sold	$21,516	$21,516	$24,738	$24,738
Securities	190,636	190,636	132,945	132,945
Restricted equity securities	7,226	7,226	4,582	4,582
Loans	944,819	936,255	701,232	706,667
Accrued interest receivable	5,310	5,310	3,993	3,993

Financial liabilities:
Deposits	928,603	926,128	728,629	730,920
Federal funds purchased and securities sold under repurchase agreements	47,582	47,582	17,314	17,314
Other borrowings	81,926	84,097	76,003	79,573
Subordinated debt	29,898	29,898	15,464	15,464
Accrued interest payable	3,719	3,719	3,119	3,119

NOTE 19.                     SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Audit and professional fees	$860	$615	$507
Stationery, forms and supplies	661	617	466

NOTE 20.                     PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2004 and 2003 and statements of income and cash flows of GB&T Bancshares, Inc. for the years ended December 31, 2004, 2003 and 2002.

CONDENSED BALANCE SHEETS

	2004	2003
	(Dollars in thousands)
Assets
Cash	$8,929	$3,954
Securities available for sale	32,226	842
Investment in subsidiaries	157,322	106,280
Premises and equipment	3,749	1,478
Other assets	2,802	393

Total assets	$205,028	$112,947

Liabilities
Subordinated debt	$29,898	$15,464
Other liabilities	415	640

Total liabilities	30,313	16,104

Stockholders’ equity	174,715	96,843

Total liabilities and stockholders’ equity	$205,028	$112,947

CONDENSED STATEMENTS OF INCOME

	2004	2003	2002
	(Dollars in thousands)
Income
Dividends from subsidiaries	$3,350	$3,080	$2,000
Management fees	1,148	1,048	—
Other income	1,936	142	751
	6,434	4,270	2,751

Expense
Interest	1,190	822	252
Other operating expense	4,998	2,522	589
	6,188	3,344	841

Income before income tax benefit and equity in undistributed income of subsidiaries	246	926	1,910

Income tax benefits	1,241	819	108

Income before equity in undistributed income of subsidiaries	1,487	1,745	2,018

Equity in undistributed income of subsidiaries	8,351	5,980	4,491

Net income	$9,838	$7,725	$6,509

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$9,838	$7,725	$6,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(8,351)	(5,980)	(4,491)
Depreciation	300	42	74
(Gain) loss on sale of assets	(371)	316	(752)
Net other operating activities	(1,981)	(2,406)	(682)

Net cash provided by (used in) operating activities	(565)	(303)	658

INVESTING ACTIVITIES
Purchase of securities available for sale	(31,259)	(723)	—
Proceeds from sale of securities available for sale		693	—
Purchase of premises and equipment	(4,422)	(1,394)	(150)
Proceeds from sale of premises and equipment	2,223	1,144	—
Capital investment in subsidiaries	(6,000)	(4,628)	(2,964)

Net cash used in investing activities	(39,458)	(4,908)	(3,114)

FINANCING ACTIVITIES
Dividends paid	(2,681)	(2,038)	(1,596)
Proceeds from issuance of common stock	37,399	380	441
Payment for fractional shares	(30)	(9)	—
Proceeds from issuance of subordinated debentures	10,310	—	15,464
Proceeds from note payable	—	—	4,000
Repayment of note payable	—	—	(5,875)

Net cash provided by (used in) financing activities	44,998	(1,667)	12,434

Net increase (decrease) in cash	4,975	(6,878)	9,978

Cash at beginning of year	3,954	10,832	854

Cash at end of year	$8,929	$3,954	$10,832

NOTE 21.                     QUARTERLY DATA (Unaudited)

	Years Ended December 31,
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)

Interest income	$17,052	$15,211	$13,169	$12,842	$13,152	$11,551	$11,133	$10,956
Interest expense	5,336	4,601	4,059	3,956	3,851	3,686	3,792	3,959

Net interest income	11,716	10,610	9,110	8,886	9,301	7,865	7,341	6,997
Provision for loan losses	465	332	325	284	155	861	176	214

Net interest income after provision for loan losses	11,251	10,278	8,785	8,602	9,146	7,004	7,165	6,783
Noninterest income	3,238	2,699	2,942	2,899	2,660	2,524	2,392	2,352
Noninterest expenses	9,901	9,456	8,475	8,348	8,282	7,319	7,291	6,801

Income before income	4,588	3,521	3,252	3,153	3,524	2,209	2,266	2,334
Provision for income taxes	1,613	1,121	1,019	923	721	731	533	623

Net income	$2,975	$2,400	$2,233	$2,230	$2,803	$1,478	$1,733	$1,711

Earnings per share:
Basic	$0.28	$0.25	$0.26	$0.26	$0.33	$0.20	$0.26	$0.26
Diluted	$0.27	$0.25	$0.26	$0.26	$0.32	$0.19	$0.25	$.025

NOTE 22.                     STOCK SPLIT

On May 17, 2004, the Company declared a five-for-four stock split payable on June 18, 2004 to stockholders of record on June 1, 2004.   The earnings  per common share and all other per share data for the years ended December 31, 2004, 2003 and 2002 have been retroactively adjusted for this split as if it occurred on January 1, 2002.

NOTE 23.                     STOCK OFFERING

On October 15, 2004, the Company filed a Registration Statement on Form S-3 to register up to 1,380,000 shares of its common stock for sale in a public offering.  The number of shares to be sold in the offering was subsequently increased pursuant to an additional Registration Statement filed pursuant to Rule 462(b) under the Securities Act.  In November 2004, the Company completed the sale of 1,651,680 shares of its common stock receiving net proceeds of approximately $35.4 million.  The Company intends to use the proceeds of the offering for general corporate purposes.

Exhibit Index

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer