Form 10-K/A
period 2004-12-31
GB&T BANCSHARES INC
filed 2005-04-22
CIK 1061068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-24203

GB&T Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2400756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

500 Jesse Jewell Parkway, S.E. Gainesville, Georgia	30501
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:  (770) 532-1212

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends in their entirety Items 9A and 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005. The purpose of this Amendment No. 1 is to include Management’s Report on Internal Control Over Financial Reporting (Management’s Report) and the auditor’s attestation report of Management’s Report. All information contained in this Amendment No. 1 is as of December 31, 2004 and does not reflect any subsequent information or events.

PART II

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Management’s Report on Internal Control over Financial Reporting

The management of GB&T Bancshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 and 15d-15.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of GB&T Bancshares, Inc. and subsidiaries has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and based on such criteria, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

Mauldin & Jenkins, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of the Independent Registered Public Accounting Firm.”

Attestation Report of the Independent Registered Public Accounting Firm

To the Board of Directors

GB&T Bancshares, Inc. and Subsidiaries

Gainesville, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that GB&T Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  GB&T Bancshares Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that GB&T Bancshares, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, GB&T Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

April 8, 2005

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2004, no change in the Company’s internal control over financial reporting occurred that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Contents:

1. Consolidated financial statements:

(a)	GB&T Bancshares, Inc. and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2004 and 2003

(ii)	Consolidated Statements of Income – Three Years Ended December 31, 2004, 2003, and 2002

(iii)	Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2004, 2003, and 2002

(iv)	Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2004, 2003, and 2002

(v)	Consolidated Statements of Cash Flows – Three Years Ended December 31, 2004, 2003, and 2002

(vi)	Notes to Consolidated Financial Statements

2. Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)           Exhibits:

Exhibit
No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).

3.2	Articles of Amendment of the Registrant, dated July 8, 1998 (incorporated herein by reference from the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).

3.3	Articles of Amendment of the Registrant, dated effective June 30, 2002 (incorporated herein by reference from the Registrant’s Registration Statement on Form S-4, Registration No. 333-99461).

3.4	Articles of Amendment of the Registrant, dated October 15, 2004 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 21, 2004).

3.5	By-Laws of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).

4.1	See Exhibits 3.1 and 3.2 herein for provisions of the Registrant’s Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.

10.1	Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).*

10.2	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of December 30, 2002 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).*

10.3	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of December 30, 2002 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).*

10.4	GB&T Bancshares, Inc. Stock Option Plan of 1997 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).*

21.1	Subsidiaries of the Registrant. +

23.1	Consent of Mauldin & Jenkins, LLC. ++

24.1	Power of Attorney.+

31.1	Rule 13a-14(a) Certification of Principal Executive Officer. ++

31.2	Rule 13a-14(a) Certification of Principal Financial Officer. ++

32.1	Section 1350 Certification of Principal Executive Officer. ++

32.2	Section 1350 Certification of Principal Financial Officer. ++

* Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk.

+ Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (filed March 16, 2005).

++ Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

Dated: April 22, 2005	By:	/s/ Richard A. Hunt
Richard A. Hunt, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

GB&T BANCSHARES, INC.

By:	/s/ Richard A. Hunt	DATE
	Richard A. Hunt, President, Chief	April 22, 2005
Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gregory L. Hamby	DATE
	Gregory L. Hamby, Executive Vice President	April 22, 2005
and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	*
Philip A. Wilheit, Chairman and Director

By:	*
Samuel L. Oliver, Vice Chairman and Director

By:	*
Alan A. Wayne, Secretary and Director

By:	*
Larry B. Boggs, Director

By:	*
James H. Moore, Director

By:	*
Dr. John W. Darden, Director

By:	*
William A. Foster, III, Director

By:	*
Bennie E. Hewett, Director

By:	*
James L. Lester, Director

By:	*
T. Allen Maxwell, Director

By:	*
Lowell S. (Casey) Cagle, Director

*	/s/ Richard A. Hunt	DATE
	Richard A. Hunt	April 22, 2005
Attorney-In-Fact

Exhibit Index

Exhibit No.	Description

23.1	Consent of Mauldin & Jenkins, LLC.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.