Form 10-Q
period 2005-03-31
GB&T BANCSHARES INC
filed 2005-05-10
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of May 3, 2005:    12,677,407 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets

Cash and due from banks	$29,522	$20,723
Interest-bearing deposits in banks	823	700
Federal funds sold	10,818	93
Securities available for sale, at fair value	196,613	190,636
Restricted equity securities, at cost	8,734	7,226

Loans, net of unearned income	1,098,155	955,880
Less allowance for loan losses	11,277	11,061
Loans, net	1,086,878	944,819

Premises and equipment, net	36,096	31,548
Goodwill	68,405	49,127
Intangible assets	6,145	5,618
Other assets	26,540	23,646

Total assets	$1,470,574	$1,274,136

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$142,496	$125,704
Interest-bearing	953,694	802,899
Total deposits	1,096,190	928,603
Federal funds purchased and securities sold under repurchase agreements	30,584	47,582
Federal Home Loan Bank advances	97,891	80,992
Other borrowings	838	934
Other liabilities	15,806	11,412
Subordinated debt	29,898	29,898

Total liabilities	1,271,207	1,099,421

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 12,641,076 and 11,772,352 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	163,691	139,207
Retained earnings	37,666	35,550
Accumulated other comprehensive loss	(1,990)	(42)

Total stockholders’ equity	199,367	174,715

Total liabilities and stockholders’ equity	$1,470,574	$1,274,136

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$16,959	$11,645
Taxable securities	1,699	985
Nontaxable securities	165	184
Federal funds sold	46	27
Interest-bearing deposits in banks	10	1

Total interest income	18,879	12,842

Interest expense:
Deposits	4,631	2,903
Federal funds purchased, securities sold under Repurchase agreements, other borrowings and subordinated debt	1,502	1,053
Total interest expense	6,133	3,956

Net interest income	12,746	8,886

Provision for loan losses	482	284

Net interest income after provision for loan losses	12,264	8,602

Other income:
Service charges on deposit accounts	1,512	1,394
Mortgage origination fees	465	460
Insurance commissions	147	144
Gain on sale of securities	1	263
Other operating income	632	638

Total other income	2,757	2,899

Other expenses:
Salaries and employee benefits	6,315	4,933
Occupancy and equipment expenses, net	1,439	1,222
Other operating expenses	2,841	2,193

Total other expenses	10,595	8,348

Income before income taxes	4,426	3,153

Income tax expense	1,415	923

Net income	$3,011	$2,230

Earnings per share:
Basic	$0.25	$0.26
Diluted	$0.25	$0.26

Weighted average shares:
Basic	12,069	8,511
Diluted	12,245	8,679

Cash dividends per common share	$0.076	$0.072

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Net Income	$3,011	$2,230

Unrealized holding gains (losses) on securities available for sale arising during period, net of tax (benefit)	(1,947)	731

Reclassification adjustment for gains realized on securities available for sale in net income, net of taxes	(1)	(163)

Other comprehensive income (loss)	(1,948)	568

Comprehensive income	$1,063	$2,798

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2005

	(Dollars in thousands) (unaudited)
	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2004	11,772	$139,207	$35,550	$(42)	$174,715
Net income	—	—	3,011	—	3,011
Options exercised	18	170	—	—	170
Dividends declared $0.076 per share	—	—	(895)	—	(895)
Purchase of FNBG Bancshares, Inc.	851	24,347	—	—	24,347
Payment for fractional shares in connection with business combinations	—	(3)	—	—	(3)
Tax benefit of nonqualified stock Options	—	(30)	—	—	(30)
Other comprehensive income	—	—	—	(1,948)	(1,948)

Balance, March 31, 2005	12,641	$163,691	$37,666	$(1,990)	$199,367

See accompanying notes to consolidated financial statements.

  GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Operating Activities
Net income	$3,011	$2,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	640	533
Provision for loan losses	482	284
Amortization and (accretion), net	310	293
Gain on sale of securities	(1)	(263)
Net increase in other assets	(130)	(1,083)
Net increase in other liabilities	3,920	336
Net cash provided by operating activities	8,232	2,330

Investing Activities
Purchases of securities available for sale	(8,016)	(16,178)
Proceeds from sales of securities available for sale	1,106	2,271
Proceeds from maturities of securities available for sale	8,948	10,615
Net increase in restricted equity securities	(1,508)	(324)
Net increase in interest-bearing deposits in banks	(123)	(11)
Net increase in federal funds sold	(5,836)	(9,772)
Net increase in loans	(42,595)	(14,768)
Net cash acquired in business combinations	142	—
Proceeds from sale of other real estate owned	210	359
Purchase of premises and equipment	(1,432)	(670)
Net cash used in investing activities	(49,104)	(28,478)

Financing Activities
Net increase in deposits	57,744	29,549
Net decrease in federal funds purchased and securities sold under repurchase agreements	(16,998)	(5,341)
Proceeds from other borrowings and Federal Home Loan Bank advances	16,063	6,608
Payments on other borrowings and Federal Home Loan
Bank advances	(6,410)	(3,701)
Dividends paid	(895)	(611)
Payment for fractional shares	(3)	—
Proceeds from exercise of stock options	170	297
Net cash provided by financing activities	49,671	26,801

Net increase in cash and due from banks	8,799	653

Cash and due from banks at beginning of period	20,723	17,584

Cash and due from banks at end of period	$29,522	$18,237

Supplemental disclosure of cash paid during the period for:
Interest	$6,328	$4,214
Income taxes	$5	$524

Acquisition of subsidiary Capital stock issued	$24,347	$—

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Assets acquired (liabilities assumed)

Cash and due from banks, net of cash paid	$142	$—

Federal funds sold	4,889	—

Securities available for sale	10,872	—

Restricted equity securities	634	—

Loans, net	100,229	—

Premises and equipment	3,755	—

Goodwill	19,278	—

Core deposit intangible	697	—

Other assets	1,451	—

Deposits	(109,628)	—

Other borrowings	(7,150)	—

Other liabilities	(444)	—

	$24,725	$—

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                           BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. and its wholly-owned banking subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South and First National Bank of Gwinnett, and its consumer finance company, Community Loan Company (collectively, the “Company”).  Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Net income, as reported	$3,011	$2,230
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43	29
Pro forma net income	$2,968	$2,201
Earnings per share:
Basic - as reported	$0.25	$0.26
Basic - pro forma	$0.25	$0.26
Diluted - as reported	$0.25	$0.26
Diluted - pro forma	$0.25	$0.26

NOTE 3.                         EARNINGS PER COMMON SHARE (in thousands, except per share amounts)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	12,069	8,511

Net income	$3,011	$2,230

Basic earnings per share	$0.25	$0.26

Diluted Earnings Per Share:
Weighted average common shares outstanding	12,069	8,511
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	176	168
Total weighted average common shares and common stock equivalents outstanding	12,245	8,679

Net income	$3,011	$2,230

Diluted earnings per share	$0.25	$0.26

NOTE 4.                         RECENT ACCOUNTING STANDARDS

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

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

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

The Company has not yet completed its study of the available transition methods or made any decisions about how it will adopt FAS 123(R).   The impact of this Statement on the Company in fiscal year 2006 and beyond will depend upon various factors, including our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

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

The Company adopted SOP 03-3 as of January 1, 2005.

NOTE 5.                         BUSINESS COMBINATIONS

On March 1, 2005, the Company completed the acquisition of FNBG Bancshares, Inc. the parent company of First National Bank of Gwinnett in Duluth, Gwinnett County, Georgia, which resulted in First National Bank of Gwinnett becoming a wholly owned subsidiary of the Company.   The Company issued 851,154 shares of its capital stock and approximately $3,699,502 in cash in exchange for all of the issued and outstanding common shares of FNBG Bancshares, Inc.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $19,278,000.  First National Bank of Gwinnett’s results of operations from March 1, 2005 are included in the consolidated results of operations for the three months ended March 31, 2005.  The results of operations for the three months ended March 31, 2004 do not include the results of operations for First National Bank of Gwinnett.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company obtained third-party valuations of the core deposit intangible and other fair value adjustments.

Total

Cash and due from banks, net of cash paid	$142
Interest-bearing deposits in banks	—
Federal funds sold	4,889
Securities available for sale	10,872
Restricted equity securities	634
Loans, net	100,229
Premises and equipment	3,755
Goodwill	19,278
Core deposit intangible	697
Other assets	1,451
Total assets acquired	$141,947

Deposits	$109,628
Other borrowings	7,150
Other liabilities	444
Total liabilities assumed	$117,222

Net assets acquired	$24,725

Unaudited pro forma consolidated results of operations for the three months ended March 31, 2005 and 2004 as though the companies had combined as of January 1, 2005 and 2004 are as follows:

	Three months ended March 31,
	2005	2004

Net interest income	$13,553	$9,770
Net income	3,084	2,331
Basic earnings per share	0.26	0.25
Diluted earnings per share	0.25	0.25

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Item 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust (“GBT”), United Bank & Trust (“UBT”), Community Trust Bank (“CTB”), HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNBS”), First National Bank of Gwinnett (“FNBG”) and Community Loan Company during the periods included in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements of GB&T Bancshares, Inc. (the “Company”) contained or incorporated by reference in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) economic, governmental or other factors may prevent the projected population and commercial growth in the counties in which we operate;  (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged;  (6) costs or difficulties related to the integration of our businesses may be greater than expected; (7) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; and (9) adverse changes may occur in the equity markets.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We do not intend to, and assume no responsibility to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements as of December 31, 2004. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Allowance for Loan Losses.    We believe that our determination of the allowance for loan losses is our most significant judgment and estimate used in the preparation of our consolidated financial statements. The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The calculation is an estimate of the amount of loss in the loan portfolios of our subsidiary banks and finance company. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

“Pass” loans are separated into homogeneous pools. Currently, these pools consist of real estate, commercial, consumer and credit card loans. Management assigns loss percentages to these categories of homogeneous pools of loans based on the greater of historic loss data in each category or the minimum risk percentage for this category. Management tracks the last eight quarters moving average net losses for the historic loss percentage in each category. This historic loss percentage is reviewed and adjusted periodically, by pool, in light of current trends in past dues, changes in lending policies, underwriting standards, economic conditions, and other factors that may affect this number. In addition to the homogeneous pools, management has specified certain industry risks and applied loss percentages to the specified industry risk categories. Recently, because of low losses in most categories, management has assigned minimum percentages to each category.

For loans rated 4 (“pass/watch”), a loss percentage of 1% is used. For loans rated 5, a loss percentage of 5% is used. All significant loans rated 6 and 7 are individually analyzed and a specific reserve is assigned based on exposure or industry standards, whichever is greater. These loans, their reserves, and action plans to resolve their criticisms are reviewed monthly by the loan committee of each subsidiary bank. All other loans rated 6 and 7 are assigned loss percentages of 15% and 50% respectively. All loans rated 8 are assigned a specific reserve of 100%.

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

Summary

Net income for the three months ended March 31, 2005 was $3.0 million, up 35.02% from the same period a year ago.  Diluted earnings per share was $0.25 for the three months ended March 31, 2005, compared to $0.26 for the same period a year ago.  The return on average assets was 0.91% and the return on average equity was 6.65% for the three months ended March 31, 2005.  This compares to a return on average assets of 0.93% and a return on average equity of 9.14% for the same period a year ago.

FNBG became part of the Company effective March 1, 2005.  The merger was accounted for as a purchase transaction; therefore, results of operations for FNBG since March 1, 2005 have been included in the Company’s results of operations for the three-month period ended March 31, 2005, but are not included in the results of operations for the three-month period ended March 31, 2004.  Also included in the results of operations for the three months ended March 31, 2005, are the results of operations related to the acquisitions of Southern Heritage Bank (“SHB”) and Lumpkin County Bank (“LCB”) both of which were completed in August 2004, which are not included in the results of operations for the period ended March 31, 2004.

Balance Sheets

Our total assets increased $196.4 million to $1.5 billion at March 31, 2005, or 15.42% compared to December 31, 2004.  The increase consists primarily of an increase in total loans of $142.3 million, or 14.88%, an increase in securities of $7.5 million, an increase in federal funds sold of $10.7 million and an increase in goodwill and intangible assets of $19.8 million. Excluding the acquisition of FNBG, total assets increased $54.5 million or 4.28% during this same period.  Also excluding the acquisition, total loans increased $42.0 million, securities decreased $4.0 million and federal funds sold increased $5.8 million.

Total deposits have increased $167.6 million to $1.1 billion at March 31, 2005, or 18.05% compared to December 31, 2004.  Noninterest-bearing deposits increased $16.8 million to $142.5 million and interest-bearing deposits increased $150.8 million to $953.7 million during the same period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 100.18% at March 31, 2005 compared to 102.94% at December 31, 2004.   Excluding the acquisition of FNBG discussed above, deposits increased $58.0 million, or 6.24%.

Asset Quality

The allowance for loan losses at March 31, 2005 was $11.3 million or 1.03% of total loans compared to 1.24% at March 31, 2004.  The Company adopted SOP 03-3 as of January 1, 2005, which requires the allowance for loan losses of an acquired company to be included in gross loans.  The analysis below indicates an increase of $260,000 in net charge-offs for the three months ended March 31, 2005 as compared to the same period in 2004.  The increase in net charge-offs is primarily attributable to the loans acquired in the acquisition of LCB in August 2004 which represented approximately $105,000 of this increase. Based on its evaluation, management believes the allowance is adequate to absorb any potential loan losses at March 31, 2005.  The allowance for loan losses acquired in prior periods related to acquisitions has been sufficient to absorb estimated uncollectible nonperforming loans acquired in addition to any net write-offs related to nonperforming loans acquired.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three-month periods ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$1,004,191	$720,063

Allowance for loan losses balance, beginning of period	$11,061	$8,726

Less charge-offs
Commercial loans	(96)	—
Real estate loans	(32)	—
Consumer loans	(205)	(141)
Total charge-offs	(333)	(141)

Plus recoveries
Commercial loans	9	44
Real estate loans	4	3
Consumer loans	54	88
Total recoveries	67	135
Net charge-offs	(266)	(6)

Plus provision for loan losses	482	284

Allowance for loan losses balance, end of period	$11,277	$9,004

Net charge-offs to average loans (annualized)	0.107%	0.003%

The provision for loan losses increased $198,000 or 69.72% for the three months ended March 31, 2005 compared to the same period in 2004.  The increase for the three-month period related to FNBG was $67,000, which represents one month’s provision taken at FNBG.  Also, CTB did not record a provision for loan loss for the period ended March 31, 2004, but recorded a provision for loan loss of $68,000 for the period ended March 31, 2005.

The following table is a summary of nonaccrual, past due loans and restructured loans. The numbers indicate an increase of approximately $7.3 million in nonaccrual loans as of March 31, 2005 as compared to March 31, 2004.  This increase is the result of a combination of an increase at GBT in nonaccrual loans of approximately $1,470,000 directly related to the acquisition of LCB; an increase at CTB of $180,000; an increase at HTB of approximately $4.8 million and an increase of $115,000 related to the acquisition of FNBG.  The increase at HTB of approximately $4.8 million represents one loan relationship consisting of four loans which are all secured by real estate and have specific reserves allocated in accordance with Company policy.  A significant portion of the consumer nonaccrual loan balance is related to Community Loan Company which represents approximately 66.27%, or $281,000 of the consumer balance.  The table presents a decrease of $689,000 in past due loans over 90 days.  The majority of the decrease consists of two loans to the same customer totaling $552,000 located at CTB, which were classified as past due at March 31, 2004, but were moved to nonaccrual status as of March 31, 2005.  Community Loan Company accounts for approximately 98.70%, or $303,000 of the consumer past due loan balance at March 31, 2005.  Due to the nature of the consumer finance business, we believe that the level of nonaccrual and past due loans over 90 days for Community Loan Company is normal and will consistently remain higher than those seen in our banking subsidiaries.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.  The allowance for loan losses to total loans for Community Loan Company was 6.00% for the period ended March 31, 2005 and 9.12% for the period ended March 31, 2004.  There is minimal or no loss anticipated on the remaining real estate loans in nonaccrual and past due loans due to the value of the underlying collateral.

	March 31, 2005
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in thousands)

Real estate loans	$8,982	$4	$31
Commercial loans	807	53	—
Consumer loans	424	307	8
Total	$10,213	$364	$39

	March 31, 2004
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in thousands)

Real estate loans	$2,118	$552	$—
Commercial loans	274	—	—
Consumer loans	559	501	—
Total	$2,951	$1,053	$—

Our banking subsidiaries’ policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful.  This status is determined when: (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  Community Loan Company accrues interest until management determines that full repayment of principal and interest is not probable, which in many cases exceeds 90 days past due.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs.  We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities and prepayments of securities.  Also, we maintain relationships with correspondent banks which could provide funds on short notice.  As of March 31, 2005, we had borrowed under Federal funds purchase lines and securities sold under agreement to repurchase, $30.6 million compared to $47.6 million at December 31, 2004.

Our liquidity and capital resources are monitored on a periodic basis by management, and state and federal regulatory authorities.  Our liquidity ratio was 14.81% at March 31, 2005, slightly below our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At March 31, 2005, we had available borrowing capacity totaling approximately $188.8 million through various borrowing arrangements and available lines of credit.  Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

 As of March 31, 2005, our subsidiary banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the subsidiary banks’ capital ratios are presented in the following table.

	CAPITAL RATIOS	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of March 31, 2005
Total Capital to Risk Weighted Assets:
Consolidated	14.70%	8.00%	N\A
Gainesville Bank & Trust	10.97%	8.00%	10.00%
United Bank & Trust	13.58%	8.00%	10.00%
Community Trust Bank	10.73%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.64%	8.00%	10.00%
First National Bank of the South	10.90%	8.00%	10.00%
First National Bank of Gwinnett	10.52%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	13.71%	4.00%	N\A
Gainesville Bank & Trust	9.83%	4.00%	6.00%
United Bank & Trust	12.36%	4.00%	6.00%
Community Trust Bank	9.80%	4.00%	6.00%
HomeTown Bank of Villa Rica	9.46%	4.00%	6.00%
First National Bank of the South	10.01%	4.00%	6.00%
First National Bank of Gwinnett	10.47%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	12.31%	4.00%	N\A
Gainesville Bank & Trust	7.96%	4.00%	5.00%
United Bank & Trust	8.61%	4.00%	5.00%
Community Trust Bank	8.32%	4.00%	5.00%
HomeTown Bank of Villa Rica	8.25%	4.00%	5.00%
First National Bank of the South	8.62%	4.00%	5.00%
First National Bank of Gwinnett	10.66%	4.00%	5.00%

In January 2005, the Company completed the construction of an operations center for the Company’s operations and data processing departments.  The estimated cost of the building, including furniture, fixtures and equipment was approximately $2.7 million.

Also in January 2005, the Company began a major renovation project at the lead bank, GBT.  The estimated cost of this project is $1.1 million and is expected to be completed in the third quarter of 2005.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At March 31, 2005, approximately $5.2 million of retained earnings at our subsidiary banks were available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.29% for the three months ended March 31, 2005, compared to 4.13% for the same period in 2004, an increase of 16 basis points.  This increase resulted from a 42 basis point increase in the yield on earning assets offset by a 26 basis point increase in the effective cost of funds.  The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings.  The Company continues to experience growth in the portfolios while maintaining its competitive pricing.

Net interest income increased $3.9 million or 43.44% for the three months ended March 31, 2005 compared to the same period in 2004.  The net increase consists of an increase in interest income of $6.0 million or 47.01% less an increase in interest expense of $2.2 million or 55.03% for the three-month period.  The increase continues to reflect the continued increase in interest-earning assets during the first quarter of 2005 compared to the first quarter of 2004.  The change in net interest income is the result of the increases in net volume and an increase in net interest rates.  These variances include the impact of the acquisition of FNBG in March 2005 as well as the acquisitions of SHB and LCB in August 2004.

Other Income

Other income for the three months ended March 31, 2005, decreased by $142,000 or 4.90% compared to the same period in 2004.  Service charges increased by $118,000 which was offset by a decrease in gain on sale of securities of $262,000 for the three month period.

Other Expense

Other expenses increased by approximately $2.2 million or 26.92% for the three months ended March 31, 2005 compared to the same period in 2004.  The increase is due primarily to an increase in salaries and employee benefits expense of $1,382,000.  Net occupancy and equipment expenses increased $217,000.  Included in the increase in other operating expenses for the three month period were increases in ATM and data processing expenses of $104,000 and legal and collection expenses of $87,000.  Also, increases were noted in supplies, postage and telephone of $77,000 and marketing and public relations of $44,000.  The increases in all of the above categories can be partially attributed to the inclusion in 2005 of FNBG for one month and SHB and LCB for three months and the addition of 63 employees, related to these acquisitions.

Income Tax Expense

Income tax expense increased by $492,000 for the three-month period ended March 31, 2005, compared to the same period in 2004. The effective tax rate for the three-month period ended March 31, 2005 was 31.97%, compared to 29.27% for the same period in 2004.

Net Income

Net income increased by $781,000 or 35.02% for the three months ended March 31, 2005, compared to the same period in 2004.  These increases are directly related to the increase in net interest income which is partially offset by the increases in other expenses as discussed above.

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

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)

Commitments to extend credit	$231,706	$192,294
Financial standby letters of credit	8,041	7,354
Other standby letters of credit	2,617	1,357
Credit card commitments	6,137	5,235
Total	$248,501	$206,240

Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4.           CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

As of the date of filing of this Form 10-Q, the Company is not aware of any material weaknesses in its internal control over financial reporting.  No change in our internal control over financial reporting occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GB&T BANCSHARES, INC.

DATE:	5/10/2005	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	5/10/2005	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer