Form 10-Q
period 2005-06-30
GB&T BANCSHARES INC
filed 2005-08-09
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of August 2, 2005:  12,720,155 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands)
Assets

Cash and due from banks	$31,934	$20,723
Interest-bearing deposits in banks	5,849	700
Federal funds sold	13,702	93
Securities available for sale, at fair value	194,509	190,636
Restricted equity securities, at cost	9,003	7,226

Loans, net of unearned income	1,152,737	955,880
Less allowance for loan losses	14,581	11,061
Loans, net	1,138,156	944,819

Premises and equipment, net	37,335	31,548
Goodwill	68,469	49,127
Intangible assets	5,907	5,618
Other assets	28,071	23,646

Total assets	$1,532,935	$1,274,136

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$156,486	$125,704
Interest-bearing	1,002,623	802,899
Total deposits	1,159,109	928,603
Federal funds purchased and securities sold under repurchase agreements	28,664	47,582
Federal Home Loan Bank advances	101,787	80,992
Other borrowings	649	934
Other liabilities	11,559	11,412
Subordinated debt	29,898	29,898

Total liabilities	1,331,666	1,099,421

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 12,732,172 and 11,772,352 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	163,999	139,207
Retained earnings	37,976	35,550
Accumulated other comprehensive loss	(706)	(42)

Total stockholders’ equity	201,269	174,715

Total liabilities and stockholders’ equity	$1,532,935	$1,274,136

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$20,024	$11,903	$36,983	$23,548
Taxable securities	1,777	1,040	3,476	2,025
Nontaxable securities	165	186	330	370
Federal funds sold	57	33	103	60
Interest-bearing deposits in banks	6	7	16	8
Total interest income	22,029	13,169	40,908	26,011

Interest expense:
Deposits	6,268	3,005	10,899	5,908
Federal funds purchased and securities sold under repurchase agreements	153	45	308	93
Federal Home Loan Bank advances	991	801	1,865	1,601
Other borrowings	497	208	970	413
Total interest expense	7,909	4,059	14,042	8,015

Net interest income	14,120	9,110	26,866	17,996

Provision for loan losses	3,822	325	4,304	609

Net interest income after provision for loan losses	10,298	8,785	22,562	17,387

Other income:
Service charges on deposit accounts	1,652	1,487	3,164	2,881
Mortgage origination fees	658	511	1,123	971
Insurance commissions	146	157	293	301
Gain on sale of securities	—	346	1	609
Other operating income	450	441	1,082	1,079
Total other income	2,906	2,942	5,663	5,841

Other expense:
Salaries and employee benefits	6,566	4,940	12,881	9,873
Occupancy and equipment expenses, net	1,578	1,204	3,017	2,426
Other operating expenses	3,129	2,331	5,970	4,524
Total other expense	11,273	8,475	21,868	16,823

Income before income taxes	1,931	3,252	6,357	6,405

Income tax expense	543	1,019	1,958	1,942

Net income	$1,388	$2,233	$4,399	$4,463

Earnings per share:
Basic	$0.11	$0.26	$0.36	$0.52
Diluted	$0.11	$0.26	$0.35	$0.52

Weighted average shares
Basic	12,686	8,556	12,380	8,533
Diluted	13,078	8,700	12,756	8,667

Cash dividends per common share	$0.085	$0.076	$0.161	$0.148

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
	(unaudited)

Net Income	$1,388	$2,233	$4,399	$4,463

Unrealized holding gains (losses) arising during period, net of tax (benefit)	1,284	(1,808)	(663)	(1,077)

Reclassification adjustment for gains realized in net income, net of taxes	—	(215)	(1)	(378)

Other comprehensive income (loss)	1,284	(2,023)	(664)	(1,455)

Comprehensive income	$2,672	$210	$3,735	$3,008

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2005

	(Dollars in thousands) (unaudited)
				Accumulated
		Capital	Retained	Other Comprehensive	Total Stockholders’
	Shares	Stock	Earnings	Loss	Equity
Balance, December 31, 2004	11,772	$139,207	$35,550	$(42)	$174,715
Net income	—	—	4,399	—	4,399
Options exercised	115	609	—	—	609

Dividends declared $0.161 per share	—	—	(1,973)	—	(1,973)
Purchase of FNBG Bancshares, Inc.	845	24,216	—	—	24,216
Payment for fractional shares in connection with business combinations	—	(3)	—	—	(3)
Tax benefit of nonqualified stock options	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	(664)	(664)

Balance, June 30, 2005	12,732	$163,999	$37,976	$(706)	$201,269

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Operating Activities
Net income	$4,399	$4,463
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	1,361	1,055
Provision for loan losses	4,304	609
Amortization and (accretion), net	642	612
Gain on sale of securities	(1)	(609)
Net (increase) decrease in other assets	(831)	29
Net increase (decrease) in other liabilities	(327)	284
Net cash provided by operating activities	9,547	6,443

Investing Activities
Purchases of securities available for sale	(12,899)	(46,223)
Proceeds from sales of securities available for sale	1,106	2,474
Proceeds from maturities of securities available for sale	17,748	28,156
Net increase in restricted equity securities	(1,777)	(806)
Net increase in interest-bearing deposits in banks	(5,149)	(426)
Net increase in federal funds sold	(8,720)	(3,097)
Net increase in loans	(99,639)	(36,627)
Net cash acquired in business combinations	11	—
Proceeds from sale of other real estate owned	637	359
Purchase of premises and equipment	(3,399)	(1,696)
Proceeds from sale of premises and equipment	7	—
Net cash used in investing activities	(112,074)	(57,886)

Financing Activities
Net increase in deposits	120,663	49,735
Net decrease in federal funds purchased and securities sold under repurchase agreements	(18,918)	(55)
Proceeds from other borrowings and Federal Home Loan Bank advances	20,202	10,057
Payments on other borrowings and Federal Home Loan
Bank advances	(6,842)	(6,368)
Dividends paid	(1,973)	(1,262)
Payment for fractional shares	(3)	(14)
Proceeds from exercise of stock options	609	856
Net cash provided by financing activities	113,738	52,949

Net increase in cash and due from banks	11,211	1,506

Cash and due from banks at beginning of period	20,723	17,584

Cash and due from banks at end of period	$31,934	$19,090

Supplemental disclosure of cash paid during the period for:
Interest	$13,147	$7,964
Income taxes	$2,778	$2,322

Acquisition of subsidiary Capital stock issued	$24,216	$—

Assets acquired (liabilities assumed)

Cash and due from banks, net of cash paid	$11	$—

Federal funds sold	4,889	—

Securities available for sale	10,872	—

Restricted equity securities	634	—

Loans, net	100,229	—

Premises and equipment	3,755	—

Goodwill	19,342	—

Core deposit intangible	697	—

Other assets	1,451	—

Deposits	(109,628)	—

Other borrowings	(7,150)	—

Other liabilities	(508)	—

	$24,594	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income, as reported	$1,388	$2,233	$4,399	$4,463
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	95	32	138	61
Pro forma net income	$1,293	$2,201	$4,261	$4,402
Earnings per share:
Basic - as reported	$0.11	$0.26	$0.36	$0.52
Basic - pro forma	$0.10	$0.26	$0.35	$0.52
Diluted - as reported	$0.11	$0.26	$0.35	$0.52
Diluted - pro forma	$0.10	$0.25	$0.34	$0.51

NOTE 3.                EARNINGS PER COMMON SHARE (in thousands, except per share amounts)

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and six-month periods ended June 30, 2005 and 2004.

	Three months ended June 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	12,686	8,556

Net income	$1,388	$2,233

Basic earnings per share	$0.11	$0.26

Diluted Earnings Per Share:
Weighted average common shares outstanding	12,686	8,556
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	392	144
Total weighted average common shares and common stock equivalents outstanding	13,078	8,700

Net income	$1,388	$2,233

Diluted earnings per share	$0.11	$0.26

	Six months ended June 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	12,380	8,533

Net income	$4,399	$4,463

Basic earnings per share	$0.36	$0.52

Diluted Earnings Per Share:
Weighted average common shares outstanding	12,380	8,533
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	376	134
Total weighted average common shares and common stock equivalents outstanding	12,756	8,667

Net income	$4,399	$4,463

Diluted earnings per share	$0.35	$0.52

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

In December 2003 the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

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

The Company adopted SOP 03-3 as of January 1, 2005.

NOTE 5.                BUSINESS COMBINATIONS

On March 1, 2005, the Company completed the acquisition of FNBG Bancshares, Inc. the parent company of First National Bank of Gwinnett in Duluth, Gwinnett County, Georgia, which resulted in First National Bank of Gwinnett becoming a wholly owned subsidiary of the Company.   The Company issued 845,128 shares of its capital stock and approximately $3,830,502 in cash in exchange for all of the issued and outstanding common shares of FNBG Bancshares, Inc.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $19,342,000.  First National Bank of Gwinnett’s results of operations from March 1, 2005 are included in the consolidated results of operations for the three and six months ended June 30, 2005.  The results of operations for the three and six months ended June 30, 2004 do not include the results of operations for First National Bank of Gwinnett.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company obtained third-party valuations of the core deposit intangible and fair value adjustments for loans and deposits.  In addition, the Company obtained independent appraisals of acquired premises.

Total
Cash and due from banks, net of cash paid	$11
Interest-bearing deposits in banks	—
Federal funds sold	4,889
Securities available for sale	10,872
Restricted equity securities	634
Loans, net	100,229
Premises and equipment	3,755
Goodwill	19,342
Core deposit intangible	697
Other assets	1,451
Total assets acquired	$141,880

Deposits	$109,628
Other borrowings	7,150
Other liabilities	508
Total liabilities assumed	$117,286

Net assets acquired	$24,594

Unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2005 and 2004 as though the companies had combined as of January 1, 2005 and 2004 are as follows:

	Six months ended
	June 30,
	2005	2004
	(Dollars in thousands)

Net interest income	$27,727	$19,834
Net income	4,508	4,690
Basic earnings per share	0.36	0.50
Diluted earnings per share	0.35	0.49

NOTE 6.                RECLASSIFICATIONS

Certain balance sheet items as of June 30, 2005 have been reclassified with no effect on total assets to be consistent with classifications adopted for the period ended June 30, 2005.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust (“GBT”), United Bank & Trust (“UBT”), Community Trust Bank (“CTB”), HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNBS”), First National Bank of Gwinnett (“FNBG”) and Community Loan Company (“CLC”) during the periods included in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

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

We use an 8 point rating system for our loans. Ratings of 1 to 4 are considered pass ratings, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating officer rates all loans on this system. This rating is adjusted from time to time by the officer to accurately reflect the loan’s current status. These ratings are reviewed for accuracy regularly by the loan committee of the respective bank subsidiary, an outside independent loan review firm and by the applicable regulator.

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

Goodwill.    Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In July 2005, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net income for the three months ended June 30, 2005 was $1.4 million, down 37.84% from the same period a year ago.  This decrease reflects an additional $2.9 million provision for loan loss taken in the second quarter of 2005 due to the further impairment of an inherited single loan relationship originated at HTB prior to the Company’s acquisition of HTB.  Diluted earnings per share was $0.11 for the three months ended June 30, 2005, compared to $0.26 for the same period a year ago.  The return on average assets was 0.37% and the return on average equity was 2.76% for the three months ended June 30, 2005.  This compares to a return on average assets of 0.91% and a return on average equity of 9.05% for the same period a year ago.

Net income for the six months ended June 30, 2005 was $4.4 million, down 1.43% from the same period a year ago.  This decrease reflects an additional $2.9 million provision for loan loss taken in the second quarter of 2005 as discussed above.  Diluted earnings per share was $0.35 for the six months ended June 30, 2005, compared to $0.52 for the same period a year ago.  The return on average assets was 0.62% and the return on average equity was 4.61% for the six months ended June 30, 2005.  This compares to a return on average assets of 0.92% and a return on average equity of 9.09% for the same period a year ago.

FNBG became part of the Company effective March 1, 2005.  The merger was accounted for as a purchase transaction; therefore, results of operations for FNBG since March 1, 2005 have been included in the Company’s results of operations for the three and six-month periods ended June 30, 2005, but are not included in the results of operations for the three and six-month periods ended June 30, 2004.  Also included in the results of operations for the three and six-months ended June 30, 2005, are the results of operations related to the acquisitions of Southern Heritage Bank (“SHB”) and Lumpkin County Bank (“LCB”) both of which were completed in August 2004 and became divisions of GBT, which are not included in the results of operations for the periods ended June 30, 2004.

Balance Sheets

Our total assets increased $258.8 million to $1.5 billion at June 30, 2005, or 20.31% compared to December 31, 2004.  The increase consists primarily of an increase in total loans of $196.9 million, or 20.59%, an increase in securities of $5.7 million, an increase in federal funds sold of $13.6 million and an increase in goodwill and intangible assets of $19.6 million. Excluding the acquisition of FNBG, total assets increased $117.0 million or 9.18% during this same period.  Also excluding the acquisition, total loans increased $96.7 million, securities decreased $5.9 million and federal funds sold increased $8.7 million.

Total deposits increased $230.5 million to $1.2 billion at June 30, 2005, or 24.82% compared to December 31, 2004.  Noninterest-bearing deposits increased $30.8 million to $156.5 million and interest-bearing deposits increased $199.7 million to $1.0 billion during the same period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 99.45% at June 30, 2005 compared to 102.94% at December 31, 2004.   Excluding the acquisition of FNBG discussed above, total deposits increased $120.9 million, or 13.02%.

Total stockholders’ equity increased $26.6 million to $201.3 million at June 30, 2005, or 15.20% compared to December 31, 2004.  This increase consisted primarily of net income of $4.4 million, the acquisition of FNBG of $24.2 million partially offset by the payment of dividends of $2.0 million.

Asset Quality

The allowance for loan losses at June 30, 2005 was $14.6 million or 1.26% of total loans compared to 1.16% at December 31, 2004.  The increase in the allowance relates to the additional provision for loan loss of $2.9 million taken in the second quarter of 2005 at HTB as discussed above.  Management previously identified this impaired loan relationship and views this impairment and additional charge as an isolated event at HTB and it is not representative of HTB’s loan portfolio or our Company’s loan portfolio as a whole.  Management believes that the Company’s business fundamentals remain strong and that the allowance is adequate to absorb any potential loan losses at June 30, 2005.  The allowance for loan losses acquired in prior periods related to acquisitions has been sufficient to absorb estimated uncollectible nonperforming loans acquired in addition to any net write-offs related to nonperforming loans acquired.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The analysis below indicates an increase of $1.7 million in net charge-offs for the six months ended June 30, 2005 as compared to the same period in 2004.  The increase in net charge-offs is primarily attributable to loans partially charged off at HTB totaling $1.1 million associated with the deteriorating loan relationship discussed above.  Also, CLC’s net charge-offs increased by $326,000 for the six months ended June 30, 2005 as compared to the same period in 2004.

The following table summarizes the allowance for loan losses for the six-month periods ended June 30, 2005 and 2004.

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$1,066,041	$729,077

Allowance for loan losses balance, beginning of period	$11,061	$8,726

Less charge-offs
Commercial loans	(527)	(112)
Real estate loans	(1,098)	(118)
Consumer loans	(721)	(324)
Total charge-offs	(2,346)	(554)

Plus recoveries
Commercial loans	87	4
Real estate loans	45	10
Consumer loans	161	192
Total recoveries	293	206
Net charge-offs	(2,053)	(348)

Plus provision for loan losses	4,304	609
Plus allowance for loan losses acquired in business combinations	1,269	—

Allowance for loan losses balance, end of period	$14,581	$8,987

Net charge-offs to average loans (annualized)	0.388%	0.096%

The provision for loan losses increased $3,695,000 or 606.73% for the six months ended June 30, 2005 compared to the same period in 2004.  The primary increase was at HTB where the additional $2.9 million provision for loan loss was recorded in the second quarter of 2005 as previously discussed.  The remainder of the increase includes provision expense taken in 2005 for SHB and LCB (divisions of GBT), and FNBG which were not part of the Company in 2004 as well as an increased provision at CTB in 2005 as compared to 2004 related to loan growth.

The following table is a summary of nonaccrual, past due loans and restructured loans. The numbers indicate an increase of approximately $4.3 million in nonaccrual loans as of June 30, 2005 as compared to June 30, 2004.  This increase is the result of a combination of an increase at GBT in nonaccrual loans of approximately $1.3 million directly related to the acquisition of LCB; an increase at CTB of $237,000; and an increase at HTB of approximately $3.1 million, of which $2.9 million is related to the aforementioned deteriorating loan relationship.  Management believes the specific reserve against this loan relationship is adequate and anticipates no additional provision will be taken.  A significant portion of the consumer nonaccrual loan balance is related to Community Loan Company which represents approximately 47.28%, or $174,000 of the consumer balance.  In addition to nonaccrual loans, the Company also has other real estate.  At June 30, 2005, the balance in other real estate was $3.0 million compared to $620,000 at December 31, 2004.  This increase consists of approximately $1.0 million related to the loan relationship at HTB discussed above, approximately $500,000 at CTB and approximately $800,000 at FNBG.  The table presents a decrease of $970,000 in past due loans over 90 days.  The majority of the decrease consists of two loans to the same customer totaling $552,000 located at CTB, which were classified as past due at June 30, 2004, and then subsequently moved to nonaccrual status.  CLC also reported a decrease in past dues of approximately $406,000.  Community Loan Company accounts for approximately 98.41%, or $124,000 of the consumer past due loan balance at June 30, 2005.  Due to the nature of the consumer finance business, we believe that the level of nonaccrual and past due loans over 90 days for Community Loan Company is normal and will consistently remain higher than those seen in our banking subsidiaries.  Community Loan Company’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.  The allowance for loan losses to total loans for Community Loan Company was 5.65% for the period ended June 30, 2005 and 9.37% for the period ended June 30, 2004.  Management believes that all significant losses related to nonaccrual loans and other real estate have been identified.

	June 30, 2005
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$5,960	$—	$29
Commercial loans	483	—	—
Consumer loans	368	126	8
Total	$6,811	$126	$37

	June 30, 2004
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$1,845	$552	$—
Commercial loans	186	—	—
Consumer loans	480	544	—
Total	$2,511	$1,096	$—

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

Our liquidity and capital resources are monitored on a periodic basis by management, and state and federal regulatory authorities.  Our liquidity ratio was 14.92% at June 30, 2005, slightly below our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At June 30, 2005, we had available borrowing capacity totaling approximately $196.3 million through various borrowing arrangements and available lines of credit.  We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of June 30, 2005, our subsidiary banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the subsidiary banks’ capital ratios are presented in the following table.

		FOR CAPITAL	TO BE
	CAPITAL	ADEQUACY	WELL
	RATIOS	PURPOSES	CAPITALIZED

As of June 30, 2005
Total Capital to Risk Weighted Assets:
Consolidated	14.39%	8.00%	N\A
Gainesville Bank & Trust	10.92%	8.00%	10.00%
United Bank & Trust	13.51%	8.00%	10.00%
Community Trust Bank	10.53%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.02%	8.00%	10.00%
First National Bank of the South	10.66%	8.00%	10.00%
First National Bank of Gwinnett	11.21%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	13.17%	4.00%	N\A
Gainesville Bank & Trust	9.83%	4.00%	6.00%
United Bank & Trust	12.34%	4.00%	6.00%
Community Trust Bank	9.61%	4.00%	6.00%
HomeTown Bank of Villa Rica	8.76%	4.00%	6.00%
First National Bank of the South	9.73%	4.00%	6.00%
First National Bank of Gwinnett	10.09%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	11.06%	4.00%	N\A
Gainesville Bank & Trust	8.07%	4.00%	5.00%
United Bank & Trust	8.60%	4.00%	5.00%
Community Trust Bank	8.29%	4.00%	5.00%
HomeTown Bank of Villa Rica	7.55%	4.00%	5.00%
First National Bank of the South	8.42%	4.00%	5.00%
First National Bank of Gwinnett	9.20%	4.00%	5.00%

In January 2005, the Company completed the construction of an operations center for the Company’s operations and data processing departments.  The cost of the building, including furniture, fixtures and equipment was approximately $2.7 million.

Also in January 2005, the Company began a major renovation project at the lead bank, GBT.  The estimated cost of this project is $1.1 million and is expected to be completed in the third quarter of 2005.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At June 30, 2005, approximately $4.2 million of retained earnings at our subsidiary banks were available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.26% for the six months ended June 30, 2005, compared to 4.10% for the same period in 2004, an increase of 16 basis points.  This increase resulted from a 57 basis point increase in the yield on earning assets partially offset by a 47 basis point increase in the effective cost of funds.  The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings.  The Company continues to experience growth in loans and deposits while maintaining its competitive pricing.

Net interest income increased $5.0 million or 54.99% for the three months ended June 30, 2005 compared to the same period in 2004.  The net increase consists of an increase in interest income of $8.9 million, or 67.28%, less an increase in interest expense of $3.9 million, or 94.85%, for the three-month period.  Net interest income increased $8.9 million or 49.29% for the six months ended June 30, 2005 compared to the same period in 2004.  The net increase consists of an increase in interest income of $14.9 million, or 57.27%, less an increase in interest expense of $6.0 million, or 75.20%, for the six-month period.  These increases reflect the continued increase in interest-earning assets during the first half of 2005 compared to the first half of 2004.  The change in net interest income resulted from increases in net volume and an increase in interest rates.  These variances include the impact of the acquisition of FNBG in March 2005 as well as the acquisitions of SHB and LCB in August 2004.

Other Income

Other income for the three months ended June 30, 2005, decreased by $36,000 or 1.22% compared to the same period in 2004.  Service charges increased by $165,000 and mortgage origination fees increased by $147,000, which were offset by a decrease in gain on sale of securities of $346,000 for the three-month period.  Other income for the six months ended June 30, 2005, decreased by $178,000 or 3.05% compared to the same period in 2004.  Service charges increased by $283,000 and mortgage origination fees increased by $152,000, which were offset by a decrease in gain on sale of securities of $608,000 for the six-month period, which represented a sale of restricted equity securities during the period ended June 30, 2004.

Other Expense

Other expenses increased by approximately $2.8 million or 33.01% for the three months ended June 30, 2005 compared to the same period in 2004.  The increase is due primarily to an increase in salaries and employee benefits expense of $1,626,000.  Net occupancy and equipment expenses increased $374,000.  Included in the increase in other operating expenses for the three month period were increases in ATM and data processing expenses of $178,000, supplies, postage and telephone of $106,000, loan acquisition costs of $67,000, legal and collection expense of $54,000 and marketing and public relations of $55,000.  Other expenses increased by approximately $5.0 million or 29.99% for the six months ended June 30, 2005 compared to the same period in 2004.  The increase is primarily due to an increase in salaries and employee benefits expense of $3.0 million.  Net occupancy and equipment expenses increased $591,000.  Included in the increase in other operating expenses for the six month period ended June 30, 2005 were increases in ATM and data processing expenses of $282,000, supplies, postage and telephone of $184,000, loan acquisition costs of $93,000, legal and collection expense of $141,000 and marketing and public relations of $99,000.  The increases in all of the above categories can be partially attributed to the inclusion in 2005 of FNBG, SHB and LCB for three and six-month periods and the addition of 63 employees, related to these acquisitions.

Income Tax Expense

Income tax expense decreased by $476,000 for the three-month period ended June 30, 2005, compared to the same period in 2004 primarily due to the additional loan loss provision recorded in the second quarter of 2005. Income tax expense increased by $16,000 for the six month period ended June 30, 2005 compared to the same period in 2004.  The effective tax rate for the six-month period ended June 30, 2005 was 30.80%, compared to 30.32% for the same period in 2004.

Net Income

Net income decreased by $845,000 or 37.84% for the three months ended June 30, 2005, compared to the same period in 2004.  Net income decreased by $64,000 or 1.43% for the six months ended June 30, 2005 compared to the same period in

2004.  These decreases are directly related to the increase in the provision for loan loss recorded in the second quarter of 2005, which is partially offset by increases in net interest income as discussed above.

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

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)

Commitments to extend credit	$242,330	$192,294
Financial standby letters of credit	9,233	7,354
Other standby letters of credit	1,446	1,357
Credit card commitments	5,616	5,235
Total	$258,625	$206,240

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of June 30, 2005, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income

+100	7.27%
Flat	—
-100	11.42%

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

Internal Control over Financial Reporting

As of the date of filing of this Form 10-Q, the Company is not aware of any material weaknesses in its internal control over financial reporting.  No change in our internal control over financial reporting occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The annual meeting of the Stockholders of GB&T Bancshares, Inc. was held on May 17, 2005.  The meeting had been called pursuant to written notice for (1) the purpose of considering and voting upon the election of 13 directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified   and (2) to consider such other business as might properly come before the Annual Meeting.  The results of the voting were as follows:

(1) Election of Directors	FOR	WITHHELD

Larry B. Boggs	8,865,942	23,253
Lowell S. (Casey) Cagle	8,692,461	196,734
Dr. John W. Darden	8,856,436	32,759
William A. Foster, III	8,854,847	34,349
Bennie E. Hewett	8,856,967	32,228
Richard A. Hunt	8,191,076	698,120
James L. Lester	8,867,817	21,378
John E. Mansour	8,867,817	21,378
Dr. T. Alan Maxwell	8,865,968	23,228
James H. Moore	8,856,967	32,228
Samuel L. Oliver	8,138,409	750,786
Alan A. Wayne	8,178,590	710,605
Philip A. Wilheit	8,562,032	327,163

Item 6.    EXHIBITS

Exhibits
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:	8/9/2005	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	8/9/2005	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer