Form 10-Q
period 2005-09-30
GB&T BANCSHARES INC
filed 2005-11-09
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of November 2, 2005:    12,754,973 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
Assets

Cash and due from banks	$24,953	$20,723
Interest-bearing deposits in banks	871	700
Federal funds sold	49,622	93
Securities available for sale, at fair value	192,561	190,636
Restricted equity securities, at cost	8,730	7,226

Loans, net of unearned income	1,208,031	955,880
Less allowance for loan losses	12,267	11,061
Loans, net	1,195,764	944,819

Premises and equipment, net	37,420	31,548
Goodwill	68,469	49,127
Intangible assets	5,756	5,618
Other assets	29,660	23,646

Total assets	$1,613,806	$1,274,136

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$173,504	$125,704
Interest-bearing demand and savings	446,372	367,078
Time deposits	613,853	435,821
Total deposits	1,233,729	928,603
Federal funds purchased and securities sold under repurchase agreements	30,631	47,582
Federal Home Loan Bank advances	101,691	80,992
Other borrowings	838	934
Other liabilities	13,422	11,412
Subordinated debt	29,898	29,898

Total liabilities	1,410,209	1,099,421

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 12,729,224 and 11,772,352 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	164,118	139,207
Retained earnings	40,798	35,550
Accumulated other comprehensive loss	(1,319)	(42)

Total stockholders’ equity	203,597	174,715

Total liabilities and stockholders’ equity	$1,613,806	$1,274,136

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$21,833	$13,713	$58,816	$37,261
Taxable securities	1,884	1,250	5,360	3,275
Nontaxable securities	153	184	483	554
Federal funds sold	132	55	236	115
Interest-bearing deposits in banks	19	9	34	17
Total interest income	24,021	15,211	64,929	41,222

Interest expense:
Deposits	7,647	3,429	18,545	9,337
Federal funds purchased and securities sold under repurchase agreements	161	57	470	150
Federal Home Loan Bank advances	1,038	760	2,903	2,361
Other borrowings	530	355	1,500	768
Total interest expense	9,376	4,601	23,418	12,616

Net interest income	14,645	10,610	41,511	28,606

Provision for loan losses	635	332	4,939	941

Net interest income after provision for loan losses	14,010	10,278	36,572	27,665

Other income:
Service charges on deposit accounts	1,659	1,598	4,823	4,479
Mortgage origination fees	621	504	1,744	1,475
Insurance commissions	149	155	442	456
Gain on sale of securities	552	-	553	609
Other operating income	495	442	1,577	1,521
Total other income	3,476	2,699	9,139	8,540

Other expense:
Salaries and employee benefits	6,865	5,369	19,746	15,242
Occupancy and equipment expenses, net	1,631	1,292	4,648	3,718
Other operating expenses	3,055	2,795	9,025	7,319
Total other expense	11,551	9,456	33,419	26,279

Income before income taxes	5,935	3,521	12,292	9,926

Income tax expense	2,032	1,121	3,990	3,063

Net income	$3,903	$2,400	$8,302	$6,863

Earnings per share:
Basic	$0.31	$0.25	$0.66	$0.78
Diluted	$0.30	$0.25	$0.65	$0.77

Weighted average shares
Basic	12,723	9,491	12,494	8,855
Diluted	13,089	9,621	12,868	8,888

Cash dividends per common share	$0.085	$0.076	$0.246	$0.224

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Net Income	$3,903	$2,400	$8,302	$6,863

Unrealized holding gains (losses) arising during period, net of tax (benefit)	(271)	1,588	(934)	511

Reclassification adjustment for gains realized in net income, net of taxes	(342)	—	(343)	(378)

Other comprehensive income (loss)	(613)	1,588	(1,277)	133

Comprehensive income	$3,290	$3,988	$7,025	$6,996

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2005

(Unaudited)

	(In thousands)
	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance, December 31, 2004	11,772	$139,207	$35,550	$(42)	$174,715

Net income	—	—	8,302	—	8,302

Options exercised	112	728	—	—	728

Dividends declared $0.246 per share	—	—	(3,054)	—	(3,054)

Purchase of FNBG Bancshares, Inc.	845	24,216	—	—	24,216

Payment for fractional shares in connection with business combinations	—	(3)	—	—	(3)

Tax benefit of nonqualified stock Options	—	(30)	—	—	(30)

Other comprehensive loss	—	—	—	(1,277)	(1,277)

Balance, September 30, 2005	12,729	$164,118	$40,798	$(1,319)	$203,597

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
	(In thousands)
Operating Activities
Net income	$8,302	$6,863
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	2,078	1,644
Provision for loan losses	4,939	941
Amortization and (accretion), net	952	915
Gain on sale of securities	(553)	(609)
Net increase in other assets	(2,207)	(457)
Net increase in other liabilities	1,536	1,156
Net cash provided by operating activities	15,047	10,453

Investing Activities
Purchases of securities available for sale	(26,958)	(69,559)
Proceeds from sales of securities available for sale	6,704	3,434
Proceeds from maturities of securities available for sale	27,691	42,551
Net increase in restricted equity securities	(1,504)	(691)
Net increase in interest-bearing deposits in banks	(171)	(2,114)
Net increase (decrease) in federal funds sold	(44,640)	11,738
Net increase in loans	(158,458)	(47,433)
Net cash acquired in business combinations	11	4,308
Proceeds from sale of other real estate owned	1,246	1,343
Purchase of premises and equipment	(4,293)	(4,088)
Proceeds from sale of premises and equipment	99	5
Net cash used in investing activities	(200,273)	(60,506)

Financing Activities
Net increase in deposits	195,283	48,603
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(16,951)	3,165
Proceeds from other borrowings and Federal Home Loan Bank advances	21,394	10,455
Payments on other borrowings and Federal Home Loan Bank advances	(7,941)	(16,022)
Dividends paid	(3,054)	(1,917)
Payment for fractional shares	(3)	(30)
Proceeds from issuance of subordinated debt	—	10,310
Proceeds from exercise of stock options	728	1,347
Net cash provided by financing activities	189,456	55,911

Net increase in cash and due from banks	4,230	5,858

Cash and due from banks at beginning of period	20,723	17,584

Cash and due from banks at end of period	$24,953	$23,442

Supplemental disclosure of cash paid during the period for:
Interest	$22,061	$12,258
Income taxes	$4,103	$3,515

Acquisition of subsidiary
Capital stock issued (see “Assets acquired (liabilities assumed)” on next page)	$24,216	$33,213

	Nine months ended September 30,
	2005	2004
	(In thousands)
Assets acquired (liabilities assumed)

Cash and due from banks, net of cash paid	$11	$4,308

Interest-bearing deposits in banks	—	9

Federal funds sold	4,889	19,199

Securities available for sale	10,872	8,179

Restricted equity securities	634	496

Loans, net	100,229	146,290

Premises and equipment	3,755	4,916

Goodwill	19,342	19,054

Core deposit intangible	697	3,154

Other assets	1,451	2,108

Deposits	(109,628)	(164,237)

Other borrowings	(7,150)	(9,391)

Other liabilities	(508)	(872)

	$24,594	$33,213

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net income, as reported	$3,903	$2,400	$8,302	$6,863
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	75	178	213	239
Pro forma net income	$3,828	$2,222	$8,089	$6,624
Earnings per share:
Basic - as reported	$0.31	$0.25	$0.66	$0.78
Basic – pro forma	$0.30	$0.23	$0.65	$0.75
Diluted - as reported	$0.30	$0.25	$0.65	$0.77
Diluted - pro forma	$0.29	$0.23	$0.63	$0.75

NOTE 3.                         EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine-month periods ended September 30, 2005 and 2004.

	Three months ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	12,723	9,491

Net income	$3,903	$2,400

Basic earnings per share	$0.31	$0.25

Diluted Earnings Per Share:
Weighted average common shares outstanding	12,723	9,491
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	366	130
Total weighted average common shares and Common stock equivalents outstanding	13,089	9,621

Net income	$3,903	$2,400

Diluted earnings per share	$0.30	$0.25

	Nine months ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	12,494	8,855

Net income	$8,302	$6,863

Basic earnings per share	$0.66	$0.78

Diluted Earnings Per Share:
Weighted average common shares outstanding	12,494	8,855
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	374	33
Total weighted average common shares and Common stock equivalents outstanding	12,868	8,888

Net income	$8,302	$6,863

Diluted earnings per share	$0.65	$0.77

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

The Company adopted SOP 03-3 as of January 1, 2005.

NOTE 5.                         BUSINESS COMBINATIONS

On March 1, 2005, the Company completed the acquisition of FNBG Bancshares, Inc. the parent company of First National Bank of Gwinnett in Duluth, Gwinnett County, Georgia, which resulted in First National Bank of Gwinnett becoming a wholly owned subsidiary of the Company.   The Company issued 845,128 shares of its capital stock and approximately $3.8 million in cash in exchange for all of the issued and outstanding common shares of FNBG Bancshares, Inc.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $19.3 million.  First National Bank of Gwinnett’s results of operations from March 1, 2005 are included in the consolidated results of operations for the three and nine months ended September 30, 2005.  The results of operations for the three and nine months ended September 30, 2004 do not include the results of operations for First National Bank of Gwinnett.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company obtained third-party valuations of the core deposit intangible and fair value adjustments for loans and deposits.  In addition, the Company obtained independent appraisals of acquired premises.

Total
(In thousands)

Cash and due from banks, net of cash paid	$11
Federal funds sold	4,889
Securities available for sale	10,872
Restricted equity securities	634
Loans, net	100,229
Premises and equipment	3,755
Goodwill	19,342
Core deposit intangible	697
Other assets	1,451
Total assets acquired	$141,880

Deposits	$109,628
Other borrowings	7,150
Other liabilities	508
Total liabilities assumed	$117,286

Net assets acquired	$24,594

Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2005 and 2004 as though the companies had combined as of January 1, 2005 and 2004 are as follows:

	Nine months ended September 30,
	2005	2004
	(In thousands, except per share amounts)

Net interest income	$42,426	$31,536
Net income	8,446	7,287
Basic earnings per share	0.68	0.75
Diluted earnings per share	0.66	0.75

NOTE 6.                         SUBSEQUENT EVENT

On November 3, 2005, the Company sold substantially all of the assets of its consumer finance company, CLC for approximately $3.3 million.  Management expects upon the sale and liquidation of CLC, the loss to be insignificant to the Company’s financial statements.

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

The general allowance consists of “Pass” loans.  Pass loans are separated into homogeneous pools. Currently, these pools consist of real estate, commercial, consumer and credit card. Management assigns loss percentages to these categories of homogeneous pools of loans based on the greater of historic loss data in each category or the minimum risk percentage for this category. Currently, management is developing the moving average net losses for the historic loss percentage in each category.  This number is reviewed and adjusted periodically, by pool, in light of current trends in past dues, changes in lending policies, underwriting standards, economic conditions, and other factors that may affect this number.  In addition to the homogeneous pools management has specified certain industry risks and applied loss percentages to the specified industry risk categories.

Recently, because of low losses in most categories, management has assigned minimum percentages to each category.   These minimums are reviewed and may be adjusted from time to time to reflect current economic conditions, changes in lending practices, underwriting standards and other matters that may be necessary.  Those minimums are indicated on our loan loss reserve adequacy calculation.

For loans rated 4, (“pass/watch”) a loss percentage of 1% is used.

The specific allowance consists of loans that are classified as either, doubtful, substandard or special mention. All impaired or significant loans rated 5, 6 and 7 are individually analyzed and a specific reserve assigned.  Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.  A majority of our impaired loans are collateral dependent. The allowance for loan losses on these loans is determined based upon fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. Most of our collateral-dependent impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

All other loans rated 5, are assigned a loss percentage of 5%.

All other loans rated 6 and 7 are assigned loss percentages of 15% and 50% respectively.

All other loans rated 8 are assigned a specific reserve of 100%.

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

Goodwill.    Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or external valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In July 2005, we performed the required impairment testing of goodwill and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net income for the three months ended September 30, 2005 was $3.9 million, an increase of 62.63% compared to the same period a year ago.  Diluted earnings per share was $0.30 for the three months ended September 30, 2005, compared to $0.25 for the same period a year ago.  The return on average assets was 1.00% and the return on average equity was 7.64% for the three months ended September 30, 2005.  This compares to a return on average assets of 0.84% and a return on average equity of 7.80% for the same period a year ago.

Net income for the nine months ended September 30, 2005 was $8.3 million, an increase of 20.97% from the same period a year ago.  Net income was impacted by an additional $2.9 million provision for loan loss taken in the second quarter of 2005 due to the further impairment of an inherited single loan relationship originated at HTB prior to the Company’s acquisition of HTB.  Diluted earnings per share was $0.65 for the nine months ended September 30, 2005, compared to $0.77 for the same period a year ago.  The return on average assets was 0.76% and the return on average equity was 5.67% for the nine months ended September 30, 2005.  This compares to a return on average assets of 0.89% and a return on average equity of 8.60% for the same period a year ago.

FNBG became part of the Company effective March 1, 2005.  The merger was accounted for as a purchase transaction; therefore, results of operations for FNBG since March 1, 2005 have been included in the Company’s results of operations for the three and nine-month periods ended September 30, 2005, but are not included in the results of operations for the three and nine-month periods ended September 30, 2004.

Total revenue, defined as net interest income plus other income, was $18.1 million for the three months ended September 30, 2005, an increase of $4.8 million, or 36.16%, from the $13.3 million reported for the same period a year ago.  Other expense was $11.6 million for the three months ended September 30, 2005, an increase of $2.1 million, or 22.16%, compared to the $9.5 million reported for the same period a year ago.  Revenue growth has outpaced expense growth resulting in an improving efficiency ratio for the three months ended September 30, 2005 of 65.75% compared to 69.51% for the three months ended September 30, 2004.

Total revenue was $50.6 million for the nine months ended September 30, 2005, an increase of $13.5 million, or 36.35%, from the $37.1 million reported for the same period a year ago.  Other expense was $33.4 million for the nine months ended September 30, 2005, an increase of $7.1 million, or 27.17%, compared to the $26.3 million reported for the same period a year ago.  Revenue growth has outpaced expense growth resulting in an improving efficiency ratio for the nine months ended September 30, 2005 of 66.71% compared to 71.92% for the nine months ended September 30, 2004.

Balance Sheets

Our total assets increased $339.7 million to $1.6 billion at September 30, 2005, or 26.66%, compared to December 31, 2004.  The increase consists primarily of an increase in total loans of $252.2 million, or 26.38%, an increase in securities of $3.4 million, an increase in federal funds sold of $49.5 million and an increase in goodwill and intangible assets of $19.5 million. Excluding the acquisition of FNBG, total assets increased $197.8 million, or 15.52%, during this same period.  Also excluding the acquisition, total loans increased $150.7 million, securities decreased $8.1 million and federal funds sold increased $44.6 million.

Total deposits increased $305.1 million to $1.2 billion at September 30, 2005, or 32.86%, compared to December 31, 2004.  Noninterest-bearing deposits increased $47.8 million to $173.5 million and interest-bearing deposits increased $257.3 million to

$1.1 billion during the same period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 97.92% at September 30, 2005 compared to 102.94% at December 31, 2004.   Excluding the acquisition of FNBG, total deposits increased $195.5 million, or 21.05%, since December 31, 2004.

Total stockholders’ equity increased $28.9 million to $203.6 million at September 30, 2005, or 16.53%, compared to December 31, 2004.  This increase consisted primarily of net income of $8.3 million, the acquisition of FNBG of $24.2 million partially offset by the payment of dividends of $3.1 million.

Asset Quality

The allowance for loan losses at September 30, 2005 was $12.3 million, or 1.02%, of total loans compared to $11.1 million, or 1.16%, at December 31, 2004.  The provision for loan losses was $4.9 million at September 30, 2005, which included the additional provision of $2.9 million taken in the second quarter of 2005 at HTB as discussed above.  Net charge-offs year-to-date have been $5.0 million, which included $3.4 million also related to the loan relationship at HTB, $501,000 related to CLC and $210,000 related to loans acquired in the acquisition of Lumpkin County Bank, a division of GBT.  Management believes that the Company’s business fundamentals remain strong, and that the allowance is adequate to absorb any potential loan losses at September 30, 2005.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine-month periods ended September 30, 2005 and 2004.

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$1,102,641	$766,511

Allowance for loan losses balance, beginning of period	$11,061	$8,726

Less charge-offs
Commercial loans	(552)	(137)
Real estate loans	(3,837)	(184)
Consumer loans	(1,001)	(440)
Total charge-offs	(5,390)	(761)

Plus recoveries
Commercial loans	92	57
Real estate loans	49	21
Consumer loans	247	203
Total recoveries	388	281
Net charge-offs	(5,002)	(480)

Plus provision for loan losses	4,939	941

Plus allowance for loan losses acquired in business combinations	1,269	2,075

Allowance for loan losses balance, end of period	$12,267	$11,262

Net charge-offs to average loans	0.454%	0.063%

The following table is a summary of nonaccrual, past due loans and restructured loans. The numbers indicate an increase of approximately $1.1 million in nonaccrual loans as of September 30, 2005 as compared to September 30, 2004.  This increase is the result of an increase at GBT in nonaccrual loans of approximately $526,000, an increase at CTB of $892,000 and a decrease of $312,000 at CLC.  Subsequent to September 30, 2005, GBT had a nonaccrual loan of approximately $1.2 million that was paid out.  In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset.  At September 30, 2005, the balance in other real estate was $2.9 million compared to $620,000 at December 31, 2004.  This increase consists of approximately $1.0 million related to the loan relationship at HTB discussed above, approximately $550,000 at CTB and approximately $800,000 at FNBG.  The following table presents a decrease of $813,000 in past due loans over 90 days.  The majority of the decrease consists of two loans to the same customer totaling $552,000 located at CTB, which were classified as past due at September 30, 2004, and then subsequently moved to other real estate.  CLC also reported a decrease in past dues of approximately $381,000.  Community Loan Company accounts for approximately 99.32%, or $145,000, of the consumer past due loan balance at September 30, 2005.  Due to the nature of the consumer finance business, we believe that the level of nonaccrual and past due loans over 90 days for Community Loan Company is normal and will consistently remain higher than those seen in our banking subsidiaries.  CLC’s reserve for loan loss is also higher to cover these higher levels of nonaccrual and past due loans.  The allowance for loan losses to total loans for CLC was 5.62% for the period ended September 30, 2005 and 9.40% for the period ended September 30, 2004 (See Note 6 regarding the recent disposition of CLC’s assets).  Management believes that all significant losses related to nonaccrual loans and other real estate have been identified.

	September 30, 2005
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in thousands)

Real estate loans	$4,674	$—	$106
Commercial loans	863	151	—
Consumer loans	420	146	3
Total	$5,957	$297	$109

	September 30, 2004
	Nonaccrual Loans	Past Due 90 Days Still Accruing	Restructured Debt
	(Dollars in thousands)

Real estate loans	$3,690	$579	$—
Commercial loans	627	—	—
Consumer loans	588	531	—
Total	$4,905	$1,110	$—

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

Our liquidity and capital resources are monitored on a periodic basis by management, and state and federal regulatory authorities.  Our liquidity ratio was 16.01% at September 30, 2005, above our policy minimum ratio of 15%.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis, however these amounts are subject to collateral pledging and therefore the full amount might not be available.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At September 30, 2005, we had available borrowing capacity totaling approximately $218.8 million through various borrowing arrangements and available lines of credit.  We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of September 30, 2005, our subsidiary banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the subsidiary banks’ capital ratios are presented in the following table.

	CAPITAL RATIOS	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED

As of September 30, 2005
Total Capital to Risk Weighted Assets:
Consolidated	13.72%	8.00%	N\A
Gainesville Bank & Trust	10.72%	8.00%	10.00%
United Bank & Trust	13.69%	8.00%	10.00%
Community Trust Bank	10.04%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.69%	8.00%	10.00%
First National Bank of the South	10.15%	8.00%	10.00%
First National Bank of Gwinnett	11.31%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	12.74%	4.00%	N\A
Gainesville Bank & Trust	9.66%	4.00%	6.00%
United Bank & Trust	12.46%	4.00%	6.00%
Community Trust Bank	9.17%	4.00%	6.00%
HomeTown Bank of Villa Rica	10.02%	4.00%	6.00%
First National Bank of the South	9.27%	4.00%	6.00%
First National Bank of Gwinnett	10.15%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	10.91%	4.00%	N\A
Gainesville Bank & Trust	8.16%	4.00%	5.00%
United Bank & Trust	8.76%	4.00%	5.00%
Community Trust Bank	8.34%	4.00%	5.00%
HomeTown Bank of Villa Rica	8.24%	4.00%	5.00%
First National Bank of the South	8.34%	4.00%	5.00%
First National Bank of Gwinnett	9.20%	4.00%	5.00%

In January 2005, the Company completed the construction of an operations center for the Company’s operations and data processing departments.  The cost of the building, including furniture, fixtures and equipment was approximately $2.9 million.

Also in January 2005, the Company began a major renovation project at our lead bank, GBT.  The project was completed in the third quarter of 2005 with a cost of approximately $1.4 million.

In October 2005, the Company purchased property in Athens, Georgia for the purpose of building a branch for the Athens division of GBT.  The approximate cost of the property was $1.1 million. We anticipate the construction of the Athens branch building to be completed in the second quarter of 2006 with an approximate completed cost of $1.4 million.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At September 30, 2005, approximately $3.2 million of retained earnings at our subsidiary banks was available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin was 4.23% for the nine months ended September 30, 2005, compared to 4.12% for the same period in 2004, an increase of 11 basis points.  This increase resulted from a 68 basis point increase in the yield on earning assets, offset by a 64 basis point increase in the effective cost of funds.  The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings.  The Company continues to experience growth in loans and deposits while maintaining its competitive pricing.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Average balances	Interest	Yields /Rates	Average Balances	Interest	Yields /Rates
	(Dollars in thousands)
Assets
Interest earning assets:
Taxable securities	$191,077	$5,360	3.75%	$131,346	$3,275	3.33%
Nontaxable securities	14,671	483	4.40%	16,082	554	4.60%
Federal funds sold	9,693	236	3.26%	13,922	115	1.10%
Interest bearing deposits in banks	1,224	34	3.71%	2,219	17	1.02%
Loans, net of unearned income	1,094,527	58,816	7.18%	763,176	37,262	6.52%
Total interest earning assets	$1,311,192	$64,929	6.62%	$926,745	$41,223	5.94%
Noninterest earning assets:
Unrealized gains (losses) on securities	(1,757)			272
Allowance for loan losses	(12,482)			(9,394)
Nonaccrual loans	8,114			3,335
Cash and due from banks	26,033			18,685
Other assets	133,366			88,169
Total noninterest earning assets	153,274			101,067
Total assets	$1,464,466			$1,027,812
Liabilities & Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand & savings	$405,074	5,858	1.93%	$317,569	2,745	1.15%
Time	541,815	12,687	3.13%	379,503	6,593	2.32%
Borrowings	160,857	4,873	4.05%	114,636	3,279	3.82%
Total interest bearing liabilities	1,107,746	23,418	2.83%	811,708	12,617	2.08%
Noninterest bearing liabilities & shareholders’ equity:
Noninterest bearing deposits	147,571			98,791
Other liabilities	13,313			10,680
Shareholder’s equity	195,836			106,633
Total liabilities & shareholders’ equity	$1,464,466			$1,027,812
Interest rate differential			3.79%			3.86%
Net interest income		41,511			28,606
Net interest margin			4.23%			4.12%

Net interest income increased $4.0 million, or 38.03%, for the three months ended September 30, 2005 compared to the same period in 2004.  The net increase consists of an increase in interest income of $8.8 million, or 57.92%, less an increase in interest expense of $4.8 million, or 103.78%, for the three-month period.  Net interest income increased $12.9 million, or 45.11%, for the nine months ended September 30, 2005 compared to the same period in 2004.  The net increase consists of an increase in interest income of $23.7 million, or 57.51%, less an increase in interest expense of $10.8 million, or 85.62%, for the nine-month period.  These increases reflect the continued increase in interest-earning assets during the first nine months of 2005 compared to the first nine months of 2004.  The change in net interest income resulted from increases in net loan volume and an increase in interest rates.  These variances include the impact of the acquisition of FNBG in March 2005.

Other Income

Other income for the three months ended September 30, 2005, increased by $777,000, or 28.79%, compared to the same period in 2004.  Service charges increased by $61,000, mortgage origination fees increased by $117,000 and gain on sale of securities, net increased by $552,000 for the three-month period.  Other income for the nine months ended September 30, 2005, increased by $599,000, or 7.01%, compared to the same period in 2004.  Service charges increased by $344,000 and mortgage origination fees increased by $269,000, which were offset by a decrease in gain on sale of securities of $56,000 for the nine-month period ended September 30, 2005.

Other Expense

Other expenses increased by approximately $2.1 million, or 22.16%, for the three months ended September 30, 2005 compared to the same period in 2004.  The increase is due primarily to an increase in salaries and employee benefits expense of $1,496,000.  Net occupancy and equipment expenses increased $339,000.  Included in the increase in other operating expenses for the three month period were increases in supplies, postage and telephone of $137,000, loan acquisition costs of $46,000, legal and collection expense of $48,000 and conventions and meetings of $23,000.  Other expenses increased by approximately $7.1 million, or 27.17%, for the nine months ended September 30, 2005 compared to the same period in 2004.  The increase is primarily due to an increase in salaries and employee benefits expense of $4.5 million.  Net occupancy and equipment expenses increased $930,000.  Included in the increase in other operating expenses for the nine month period ended September 30, 2005 were increases in supplies, postage and telephone of $321,000, loan acquisition costs of $139,000, legal and collection expense of $189,000 and marketing and public relations of $101,000.  The increases in all of the above categories can be partially attributed to the inclusion in 2005 of FNBG for the three and nine-month periods and the addition of 22 employees related to the acquisition of FNBG.

Income Tax Expense

Income tax expense increased by $911,000 for the three-month period ended September 30, 2005, compared to the same period in 2004.  Income tax expense increased by $927,000 for the nine month period ended September 30, 2005 compared to the same period in 2004.  The effective tax rate for the nine-month period ended September 30, 2005 was 32.46%, compared to 30.86% for the same period in 2004.

Net Income

Net income increased by $1.5 million, or 62.63%, for the three months ended September 30, 2005, compared to the same period in 2004.  Net income increased by $1.4 million, or 20.97%, for the nine months ended September 30, 2005 compared to the same period in 2004.  The increase for the nine-month period was impacted by the additional provision for loan loss recorded in the second quarter of 2005, which is partially offset by increases in net interest income as discussed above.

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

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)

Commitments to extend credit	$252,069	$192,294
Financial standby letters of credit	8,448	7,354
Other standby letters of credit	1,539	1,357
Credit card commitments	7,112	5,235
Total	$269,168	$206,240

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of August 31, 2005, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income

+100	8.85%
Flat	—
-100	11.09%

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

Internal Control over Financial Reporting

As of the date of filing of this Form 10-Q, the Company is not aware of any material weaknesses in its internal control over financial reporting.  No change in our internal control over financial reporting occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GB&T BANCSHARES, INC.

DATE:	11/9/2005	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	11/9/2005	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer