Form 10-K
period 2005-12-31
GB&T BANCSHARES INC
filed 2006-03-16
CIK 1061068

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2005 was approximately $275,286,330 based on the closing price of the common stock on the Nasdaq National Market of $23.76 per share on that date. For this purpose, directors and executive officers have been assumed to be affiliates.

As of March 1, 2006, the Company had issued and outstanding 12,841,835 shares of the 20,000,000 authorized shares of its no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2005 fiscal year end are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of GB&T Bancshares, Inc. (the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) economic, governmental or other factors may prevent the projected population and commercial growth in the counties in which we operate;  (5) we may be unable to obtain required shareholder or regulatory approval for our future acquisitions; (6) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged;  (7) costs or difficulties related to the integration of our acquired businesses may be greater than expected; (8) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; and (10) adverse changes may occur in the equity markets. You should refer to the risks detailed below under the heading “Risk Factors” and throughout this Report and in our periodic and current reports filed with the Securities and Exchange Commission for specific factors which could cause our actual results to be materially different from those expressed or implied by these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We do not intend to, and assume no responsibility for updating or revising any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

The Company

GB&T Bancshares was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, we completed a reorganization of Gainesville Bank & Trust to the current holding company structure by acquiring all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of GB&T Bancshares common stock. The acquisition was accounted for as a pooling of interests. We operate as a multi-bank holding company. All of our business activities are conducted through our subsidiaries. At December 31, 2005, we had six wholly owned bank subsidiaries, Gainesville Bank & Trust, (“GBT”), United Bank & Trust, (“UBT”), Community Trust Bank, (“CTB”), HomeTown Bank of Villa Rica, (“HTB”), First National Bank of the South, (“FNBS”) and First National Bank of Gwinnett, (“FNBG”). On October 31, 2005, the Company sold its consumer finance company, Community Loan Company, (“CLC”). On December 19, 2005, we announced the plan to acquire Mountain Bancshares, Inc. and its wholly owned subsidiary, Mountain State Bank, as described below.

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

On December 19, 2005, we announced the execution of a definitive agreement to acquire Mountain Bancshares, Inc., the parent company of the $130 million-asset Mountain State Bank which is headquartered in Dawsonville, Georgia. Under the terms of the agreement, Mountain Bancshares shareholders will receive 0.8911 shares of our common stock and $8.40 in cash, or approximately $10.3 million, in exchange for each share of Mountain Bancshares common stock. The merger is expected to close in the second quarter of 2006, pending regulatory and shareholder approvals.

Market Areas and Competition

We currently conduct business through 27 branches in our subsidiary banks’ market areas of Hall, Polk, Paulding, Cobb, Carroll, Baldwin, Bartow, Putnam, Clarke, Oconee, Gwinnett and Lumpkin Counties, Georgia. Additionally, when the merger with Mountain Bancshares, Inc. is completed, we will expand our market area into Dawson and Forsyth counties. These market areas geographically surround metropolitan Atlanta. According to 2005 data from the U.S. Census Bureau, the average projected population growth in our markets from 2005 to 2010 is expected to be 22.7% versus a U.S. average of 6.3%.

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

Our Strategy

We intend to achieve our primary goal of maximizing shareholder value by focusing on the following objectives:

•                  Continue expansion, through selective acquisitions and opening strategically located branches, into high growth markets in Georgia where we believe we have a competitive advantage and an opportunity for growth;

•                  Continue our primary focus on commercial and retail customers in our existing market areas with the goal of providing superior, personal customer service and maintaining strong asset quality;

•                  Maintain local autonomy and accountability at our subsidiary banks;

•                  Improve our financial performance through efficient management of our infrastructure and capital base;

•                  Expand our financial products and services to meet the needs of our customers and to increase our fee income; and

•                  Ensure management’s interests are aligned with shareholders.

Community Banking. We believe that, in our market areas, customers are attracted and retained primarily through personal customer service and a local, community-oriented atmosphere in which they can feel comfortable and trust the bank personnel with whom they are dealing. In order to maintain this atmosphere, as we have acquired new banks and grown internally, we generally maintain the management team of each separate bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making. By keeping with this community banking strategy, we feel that our employees and customers will forge long-term, mutually beneficial relationships. By keeping management local and accessible to customers, we believe our banks can respond more quickly to our customers’ needs than other, larger banks.

Growth Strategy. Our strategy is to pursue expansion into attractive, high growth markets around the metropolitan Atlanta area through acquisitions of community banks and the establishment of de novo branch offices. Since February 2000, we have integrated seven bank acquisitions through mergers with their holding companies and/or merging the banks into Gainesville Bank & Trust. We focus our acquisition strategy on high-quality community banks with proven management teams that view combining with us as forging a partnership rather than as an exit strategy. Our goal is to maintain the management team of each acquired bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making, while simultaneously increasing efficiency by consolidating administrative and back office operations.

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

 In addition, in connection with the acquisition of Southern Heritage, we assumed $4.1 million in aggregate principal amount of trust preferred securities which have substantially the same terms as our other trust preferred securities except that they have a fixed rate of interest and may be redeemed at our option on or after June 26, 2008. As of December 31, 2005, we had $29.9 million in aggregate principal amount of trust preferred securities outstanding. See the notes to the consolidated financial statements for further information on the trust preferred securities.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction, and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes. We also lend to residential contractors and developers in our market areas. We attempt to obtain a security interest in real estate whenever possible. As of December 31, 2005, approximately 89% of our loan portfolio was secured by real estate.

We also provide commercial and consumer installment loans to our customers that are secured by collateral other than real estate. Such loans are typically of multiple-year duration and, if not variable rate, bear interest at a rate tied to our cost of funds of equivalent maturity.

Our loan portfolio at December 31, 2005 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
(Dollars in thousands)

Real Estate-Mortgage	$615,594	50.0%
Real Estate-Construction	481,332	39.1
Commercial	99,640	8.1
Consumer	33,260	2.7
Other	1,584	0.1
Total	$1,231,410	100.0%

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

Our residential mortgage loans consist of originating residential loans for the purchase of residential property to individuals for other third-party lenders. Residential loans to individuals held in our loan portfolio primarily consist of home equity loans and lines of credit. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Other than originating residential mortgage loans for other lenders, we infrequently make consumer residential real estate loans consisting primarily of first and second mortgage loans for residential properties. We generally do not retain long term, fixed rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability.

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

Lending Policies. The boards of directors of our subsidiary banks establish and periodically review the subsidiary banks’ lending policies and procedures. Our board of directors adopted a company-wide lending policy in 2004. Despite our centralized policy, we may grant our subsidiary banks the flexibility to adapt our lending policy to conditions in their specific market areas. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. State banking regulations provide that no secured loan relationship may exceed 25% of the subsidiary banks’ statutory capital or net assets, as defined, and no unsecured loan relationship may exceed 15% of statutory capital, except in limited circumstances. National banking regulations provide that no loan relationship may exceed 15% of the subsidiary banks’ Tier 1 capital. Our subsidiary banks occasionally sell participation interests in loans to other lenders, including our other subsidiary banks, primarily when a loan exceeds the subsidiary banks’ legal lending limits.

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

Other Banking Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, trust services, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout Georgia and in other states.

Investment Securities

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

Employees

As of December 31, 2005, we had 452 full-time equivalent employees, of which 164 were employed by Gainesville Bank & Trust, 34 were employed by United Bank & Trust, 80 were employed by Community Trust Bank, 51 were employed by HomeTown Bank of Villa Rica, 48 were employed by First National Bank of the South, 25 were employed by First National Bank of Gwinnett and 50 were employed by the holding company. We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

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

GBT, UBT, CTB, and HTB are state banks incorporated under the laws of Georgia and are subject to examination by the Georgia Department and the Federal Deposit Insurance Corporation (“FDIC”). FNBS and FNBG are nationally chartered banks incorporated under the laws of the United States and are subject to examination by the FDIC and the Office of the Comptroller of the Currency (“OCC”). The Banks’ deposits are insured by the FDIC to the maximum extent provided by law. The FDIC, OCC and the Georgia Department regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years.

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

On March 2, 2006, Congress passed the USA Patriot Act Improvement and Reauthorization Act of 2005. This act reauthorized all provisions of the Patriot Act that would otherwise have expired, made 14 of the 16 sunsetting provisions permanent, and extended the sunset period of the remaining two for an additional four years.

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

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. These filings are available to the public at the SEC’s website at http://www.sec.gov. The Company also has a website at http://www.gbtbancshares.com. On the website, the Company provides hyperlinks to copies of the annual, quarterly and current reports that the Company files with the SEC, any amendments to those reports and press releases as well as the Company’s code of ethics policy.

ITEM 1A.                                            RISK FACTORS

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

We have recently experienced significant growth through acquisitions, including the acquisitions of Lumpkin County Bank and Southern Heritage Bank in August 2004 and the acquisition of First National Bank of Gwinnett in March 2005. Additionally, effective December 19, 2005, we signed a definitive agreement to acquire Mountain Bancshares, Inc. and its subsidiary bank, Mountain State Bank which is expected to close in the second quarter of 2006. These acquisitions could place a strain on our resources, systems, operations and cash flow. Our ability to manage these acquisitions will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate acquired businesses into our company. If we fail to do so, our business, financial condition and operating results will be negatively impacted.

We face risks with respect to future expansion and acquisitions or mergers.

We continuously seek to acquire other financial institutions or parts of those institutions and may continue to engage in de novo branch expansion in the future. Acquisitions and mergers involve a number of risks, including:

•                  the time and costs associated with identifying and evaluating potential acquisitions and merger partners may negatively affect our business;

•                  the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•                  the time and costs of evaluating new markets, hiring experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion may negatively affect our business;

•                  we may not be able to finance an acquisition without diluting our existing shareholders;

•                  the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•                  we may enter into new markets where we lack experience;

•                  we may introduce new products and services into our business with which we have no prior experience; and

•                  we may incur an impairment of goodwill associated with an acquisition and experience adverse short-term effects on our results of operations.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 89% of our total loans were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth, including our growth through acquisitions, may distort some of our historical financial ratios and statistics. For example, our earnings achieved a compounded annual growth rate of more than 35% between the end of 2001 and the end of 2005. Our strong performance during this time period was, in part, the result of an extremely favorable residential mortgage refinancing market and our successful integration of acquisitions which occurred during that period. In the future, we may not have the benefit of a favorable interest rate environment, a strong residential mortgage market, or the ability to find suitable candidates for acquisition. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will continue to satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company’s corporate headquarters are located at 500 Jesse Jewell Parkway, S.E., Gainesville, Georgia, in the main office of the lead bank, Gainesville Bank & Trust. The building is jointly owned by Gainesville Bank & Trust and a related party. The Company has recently completed the construction of an operations center located at 1480 Jesse Jewell Parkway, Gainesville, Georgia. Data Processing, Deposit Operations, Human Resources, Accounting and Audit are located in this facility. The Company’s six subsidiary banks conduct business from facilities the majority of which are owned by the respective banks, all of which are in good state of repair and appropriately designed for use as banking facilities. The subsidiaries provide services from 27 locations, of which 17 locations are owned and 10 are leased. In the opinion of management, all properties including improvements and furnishings are adequately insured.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to, nor are any of our property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to our business, nor to the knowledge of the management are any such proceedings contemplated or threatened against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

	Closing Price		Dividends Declared Per
Calendar Period	High	Low	Share

2004
First Quarter	$22.52	$17.28	$0.072
Second Quarter	25.00	20.73	0.076
Third Quarter	23.73	19.25	0.076
Fourth Quarter	25.96	21.77	0.076

2005
First Quarter	$24.39	$21.66	$0.076
Second Quarter	24.45	19.05	0.085
Third Quarter	24.12	20.61	0.085
Fourth Quarter	23.57	19.93	0.085

(b)                                 As of March 1, 2006, there were approximately 3,489 holders of record of our common stock.

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

(d)                                 During the fourth quarter, the Company did not repurchase any of its equity securities. On January 30, 2006, the Company’s Board of Directors approved the repurchase of up to approximately 2% of the Company’s outstanding common stock, no par value per share. SunTrust Robinson Humphrey will purchase from time to time, on behalf of the Company, on a best-efforts basis, up to 260,000 shares of the Common Stock in open-market transactions. The purchases will be accomplished in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act. Therefore, due to the pending proposed merger between the Company and Mountain Bancshares, Inc., repurchases of common stock will not commence until the shareholders of Mountain Bancshares approve the proposed merger at a special shareholders’ meeting expected to occur in the second quarter of 2006.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes. The year ended December 31, 2005 includes the acquisition of FNBG Bancshares, Inc. which was completed on March 1, 2005 and accounted for as a purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this and our prior acquisitions.

	As of and For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Summary Balance Sheet Data:
Total loans	$1,231,410	$955,880	$709,958	$542,834	$418,656
Allowance for loan losses	12,773	11,061	8,726	7,538	5,522
Net loans (1)	1,218,637	944,819	701,232	535,296	413,134
Earning assets (2)	1,427,484	1,144,540	850,505	678,315	507,156
Total assets	1,584,094	1,274,136	944,278	742,232	547,845
Total deposits	1,197,026	928,603	728,629	580,248	426,758
Subordinated debt	29,898	29,898	15,464	15,000	—
Stockholders’ equity (3)	198,711	174,715	96,843	60,353	44,369

Summary Income Statement:
Interest income	90,815	58,274	46,792	38,956	42,349
Interest expense	33,836	17,952	15,288	14,897	20,893
Net interest income	56,979	40,322	31,504	24,059	21,456
Provision for loan losses	5,916	1,406	1,406	845	1,306
Net interest income after provision	51,063	38,916	30,098	23,214	20,150
Other income	11,631	11,778	9,928	8,062	6,329
Other expense	44,825	36,180	29,693	21,748	21,158
Income before income taxes	17,869	14,514	10,333	9,528	5,321
Provision for income taxes	5,878	4,676	2,608	3,019	1,745
Net income	11,991	9,838	7,725	6,509	3,576

Net Income Per Share:
Basic	0.96	1.05	1.06	1.08	0.61
Diluted	0.93	1.04	1.03	1.06	0.59
Cash dividends declared	0.33	0.30	0.29	0.27	0.23
Book value	15.54	14.84	11.40	9.01	7.49
Tangible book value	10.32	10.19	7.51	7.59	7.39

Average Balances:
Total loans	1,131,883	807,340	608,131	446,518	397,496
Earning assets	1,343,345	973,246	740,818	544,672	494,198
Intangible assets	70,947	42,030	17,331	632	598
Total assets	1,496,792	1,082,701	813,134	587,330	531,086
Total deposits	1,123,577	834,100	637,688	456,769	419,329
Stockholders’ equity	198,004	118,271	73,144	47,443	41,930

Other Data:
Number of:
Common shares outstanding	12,784	11,772	8,493	6,696	5,924
Basic average shares outstanding	12,562	9,340	7,313	6,016	5,845
Diluted average shares outstanding	12,880	9,472	7,469	6,125	6,020

Performance Ratios:
Return on average assets	0.80	0.91	0.95	1.11	0.67
Return on average equity	6.06	8.32	10.56	13.72	8.53
Return on average tangible assets	0.84	0.95	0.97	1.11	0.67
Return on average tangible equity	9.44	12.90	13.84	13.90	8.65
Average loans to average deposits	100.74	96.79	95.36	97.76	94.79

Asset Quality Ratios:
Nonperforming loans to net loans (1)(4)	0.54	1.10	0.55	1.37	0.16
Nonperforming assets to total assets (5)	0.63	0.86	0.60	1.11	0.40
Net charge-offs to average total loans	0.47	0.14	0.18	0.15	0.22
Allowance for loan losses to total nonperforming loans	194.15	106.49	227.12	102.98	825.41
Allowance for loan losses to total loans	1.04	1.16	1.23	1.39	1.32

Capital Ratios:
Average equity to average assets	13.23	10.92	9.00	8.08	7.90
Average tangible equity to average tangible assets	8.91	7.33	7.01	7.98	7.79
Tangible equity to tangible assets	8.70	9.84	7.00	6.94	8.00
Leverage ratio	10.71	12.58	8.63	10.22	7.87
Tier 1 risk-based capital ratio	12.80	15.15	10.62	11.26	9.93
Total risk-based capital ratio	13.80	16.27	11.80	12.51	11.19

(1)          Net loans include the outstanding principal balances of loans less unearned income, net deferred fees and the allowance for loan losses.

(2)          Earning assets include interest-bearing deposits in banks, federal funds sold, securities available for sale, restricted equity securities, loans net of unearned income, less unrealized gains (losses) on securities and nonaccrual loans.

(3)          The increase in stockholders’ equity for the years ended December 31, 2005, 2004 and 2003 related to business combinations was 12%, 34% and 53%, respectively. Net income less dividends declared represented 4%, 7% and 9% of the total increase for the same periods, respectively.

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

•                  “Tangible book value per share” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of the company. For companies such as ours that have engaged in multiple business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

•                  “Tangible equity to tangible assets” is defined as total equity reduced by recorded intangible assets divided by total assets reduced by recorded intangible assets. This measure is important to investors interested in the equity to assets ratio exclusive of the effect of changes in intangible assets on equity and total assets.

•                  “Return on average tangible equity” is defined as annualized earnings for the period divided by average equity reduced by average goodwill and other intangible assets. “Return on average tangible assets” is defined as annualized earnings for the period divided by average assets reduced by average goodwill and other intangible assets. We believe these measures are important when measuring the company’s performance exclusive of the effects of goodwill and other intangibles recorded in recent acquisitions, and these measures are used by many investors as part of their analysis of the company’s performance.

•                  “Average tangible equity to average tangible assets” is defined as average total equity reduced by recorded average intangible assets divided by average total assets reduced by recorded average intangible assets. This measure is important to many investors that are interested in the equity to asset ratio exclusive of the effect of changes in average intangible assets on average equity and average total assets.

•                  “Earning assets” is defined as total assets plus the allowance for loan losses less cash and due from banks, premises and equipment, goodwill and intangible assets, other assets, unrealized gains (losses) on securities and nonperforming loans. This measure is important to many investors because for financial institutions, their net interest income is directly related to their level of earning assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures.

	As of and For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Book value per common share	$15.54	$14.84	$11.40	$9.01	$7.49
Effect of intangible assets per share	(5.22)	(4.65)	(3.89)	(1.42)	(0.10)
Tangible book value per common share	$10.32	$10.19	$7.51	$7.59	$7.39

Equity to assets	12.54	13.71	10.26	8.13	8.10
Effect of intangible assets	(3.84)	(3.87)	(3.26)	(1.19)	(0.10)
Tangible equity to tangible assets	8.70	9.84	7.00	6.94	8.00

Return on average assets	0.80	0.91	0.95	1.11	0.67
Effect of intangible assets	0.04	0.04	0.02	—	—
Return on average tangible assets	0.84	0.95	0.97	1.11	0.67

Return on average equity	6.06	8.32	10.56	13.72	8.53
Effect of intangible assets	3.38	4.58	3.28	0.18	0.12
Return on average tangible equity	9.44	12.90	13.84	13.90	8.65

Average equity to average assets	13.23	10.92	9.00	8.08	7.90
Effect of average intangible assets	(4.32)	(3.59)	(1.99)	(0.10)	(0.11)
Average tangible equity to average Tangible assets	8.91	7.33	7.01	7.98	7.79

Total assets	$1,584,094	$1,274,136	$944,278	$742,232	$547,845
Plus:
Allowance for loan losses	12,773	11,061	8,726	7,538	5,522
Less:
Cash and due from banks	(30,748)	(20,723)	(17,584)	(18,113)	(18,097)
Premises and equipment	(37,014)	(31,548)	(25,813)	(20,774)	(14,807)
Intangible assets	(66,750)	(54,745)	(33,043)	(9,522)	(566)
Other assets	(32,245)	(23,646)	(22,010)	(14,525)	(10,685)
Unrealized (gains) losses on securities	3,936	64	(716)	(3,015)	(1,583)
Nonaccrual loans	(6,562)	(10,059)	(3,333)	(5,506)	(473)
Earning assets	$1,427,484	$1,144,540	$850,505	$678,315	$507,156

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

GB&T Bancshares, Inc., headquartered in Gainesville, Georgia, consists of a network of community banks in growth areas of Georgia with approximately $1.6 billion in total consolidated assets as of December 31, 2005. We believe that maintaining autonomy within our subsidiary banks serves the unique needs of each community we serve. We focus on strong asset quality and sound management teams and use economies of scale to enhance our profitability. Our results reflect a combination of internal and acquisition growth. Prior to 2005, we had completed six acquisitions. On March 1, 2005, we completed the acquisition of FNBG Bancshares, Inc. and its banking subsidiary First National Bank of Gwinnett. We continue to build infrastructure to support our growth.

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary banks. The following table sets forth our subsidiary banks and selected data related to each bank as of December 31, 2005:

Bank	Number of Branches	Market Area Counties	Total Assets at December 31, 2005
			(in thousands)
Gainesville Bank & Trust (with divisions Lumpkin County Bank, Southern Heritage Bank and Bank of Athens)	11	Hall, Lumpkin, Clarke	$641,495
United Bank & Trust	3	Polk, Bartow	74,969
Community Trust Bank	6	Paulding, Cobb	270,442
HomeTown Bank of Villa Rica	3	Carroll, Paulding	238,583
First National Bank of the South	3	Baldwin, Putnam	192,260
First National Bank of Gwinnett	1	Gwinnett	159,825

Like most community banks, we derive the majority of our income from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Approximately 87% of our total deposits are interest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

We measure and monitor the following factors as key indicators of our financial performance:

•                  Net income

•                  Earnings per share

•                  Loan and deposit growth

•                  Credit quality

Financial performance for the year ended December 31, 2005 versus the year ended December 31, 2004:

•                  Net income of $12.0 million, up 21.9% from $9.8 million

•                  Diluted earnings per share of $0.93 compared to $1.04

•                  Net interest margin of 4.24% compared to 4.14%

•                  Loan growth of $275.5 million or 28.8% (18.2% excluding acquisition of FNBG)

•                  Deposit growth of $268.4 million or 28.9% (17.1% excluding acquisition of FNBG)

•                  Return on average assets of 0.80% compared to 0.91%

•                  Return on average equity of 6.06% compared to 8.32%

•                  Nonperfoming assets ratio of 0.63% compared to 0.86%

•                  Net charge-off ratio of 0.47% compared to 0.14%

Effect of Economic Trends

During the three years ended December 31, 2004, our rates on both short-term or variable rate interest-earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve, however during 2005, both these rates increased.

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

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During all of 2003 and substantially all of 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During 2004, many economists believed the economy began to show signs of strengthening, and the Federal Reserve increased the short-term interest rate by 100 basis points during the second, third and fourth quarters of 2004 and by 200 basis points during 2005. In 2006, as of the date of this report, the Federal Reserve had raised the short-term interest rate by 25 basis points. Many economists believe that the Federal Reserve will continue to increase rates during 2006. No assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan demand declined slightly during 2001 and continued to decline throughout 2002. In 2003, the economy began to show signs of improvement which continued through 2004 and 2005. Our growth has not been significantly impacted by the previously mentioned economic conditions.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our consolidated financial statements as of December 31, 2005 included in this report. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

We use an 8 point rating system for our loans. Ratings of 1 to 3 are considered pass ratings, 4 is pass/watch, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating officer rates all loans on this system. This rating is adjusted from time to time by the officer to accurately reflect the loan’s current status. These ratings are reviewed for accuracy regularly by the loan committee of the respective bank subsidiary, an outside independent loan review firm, internal auditors, and by the applicable regulator.

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

For loans rated 4 (pass/watch), a loss percentage of 1% is used.

The specific allowance consists of loans that are classified as either, doubtful, substandard or special mention. All impaired or significant loans rated 5, 6 and 7 are individually analyzed and a specific reserve assigned. Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. The majority of our impaired loans are collateral dependent. The allowance for loan losses on these loans is determined based upon fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. Most of our collateral-dependent impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

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

The remainder of the balance in the reserve for loan losses is unallocated. Management believes that the unallocated allowance is adequate to provide for probable losses that are inherent in the loan portfolio and that have not been fully provided for through the allocated and general allowance. Factors considered in determining the adequacy of the unallocated allowance include the economic environment, experience level of lenders, concentration in commercial and consumer real estate loans, size of individual loans and the continued strong loan growth in our markets. These factors are tempered by lending practices related to the real estate portfolio, the continuing positive performance within this segment of our loan portfolio, the knowledge and experience of our commercial lending staff, and the relationship banking philosophy maintained in our community banks.

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

Effect of Recent Business Acquisitions

On December 19, 2005, the Company signed a definitive agreement to acquire Mountain Bancshares, Inc., the parent company of the $130 million asset Mountain State Bank which is headquartered in Dawsonville, Georgia. Under the terms of the agreement, Mountain Bancshares shareholders will receive 0.8911 shares of our common stock and $8.40 per share, or approximately $10.3 million in cash, in exchange for each share of Mountain Bancshares common stock. The transaction is expected to be completed in the second quarter of 2006, pending shareholder and regulatory approvals. Accordingly, the results of operations included in this report do not include the results of operations of Mountain Bancshares.

On March 1, 2005, the Company completed the acquisition of FNBG Bancshares, Inc. the parent company of First National Bank of Gwinnett in Duluth, Gwinnett County, Georgia, which resulted in First National Bank of Gwinnett becoming a wholly owned subsidiary of the Company. The Company issued 845,128 shares of its capital stock and approximately $3.8 million in cash in exchange for all of the issued and outstanding common shares of FNBG Bancshares, Inc. The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $16.4 million. First National Bank of Gwinnett’s results of operations from March 1, 2005 are included in the consolidated results of operations for the year ended December 31, 2005. The results of operations for the years ended December 31, 2004 and 2003 do not include the results of operations of FNBG Bancshares, Inc.

On August 3, 2004, the Company completed the acquisition of Southern Heritage Bancorp, Inc., the parent company of Southern Heritage Bank, in Flowery Branch, Georgia. Southern Heritage Bank merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust. The Company issued 1,141,628 shares of its common stock and approximately $869,172 in cash in exchange for all of the issued and outstanding common shares of Southern Heritage Bancorp, Inc. The acquisition was accounted for as a purchase resulting in goodwill of approximately $14,901,000. The results of operations for the year ended December 31, 2004 include Southern Heritage Bank’s results of operations since the date of acquisition, which represents approximately five months of operations. The results of operations for the year ended December 31, 2003 do not include the results of operations for Southern Heritage Bank.

On August 19, 2004, the Company completed the acquisition of Lumpkin County Bank in Dahlonega, Georgia. Lumpkin County Bank merged with and into, and became a division of, the Company’s lead bank, Gainesville Bank & Trust. The Company issued 262,682 shares of its common stock in exchange for all of the issued and outstanding common shares of Lumpkin County Bank. The acquisition was accounted for as a purchase resulting in goodwill of approximately $331,000. The results of operations for the year ended December 31, 2004 include Lumpkin County Bank’s results of operations since the date of acquisition, which represents approximately four and one-half months of operations. The results of operations for the year ended December 31, 2003 do not include the results of operations for Lumpkin County Bank.

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

Financial Condition

Total Assets. Our total assets increased $310.0 million or 24.3% for the year ended December 31, 2005 compared to $329.9 million or 34.9% for the same period in 2004. The increase in 2005 consists primarily of an increase in total loans of $275.5 million or 28.8%, and an increase in goodwill and intangible assets of $12.0 million. Excluding the acquisition of FNBG Bancshares, Inc., total assets increased $171.0 million, or 13.4%, during 2005. Also, excluding the acquisition, total loans increased $174.0 million. For the year ended December 31, 2004 as compared with the year ended December 31, 2003, the acquisitions of Southern Heritage Bank and Lumpkin County Bank accounted for approximately $207.7 million of the increase in total assets. The overall growth in 2005 and 2004 is consistent with management’s plans. The competition for deposits plays an important role in our overall growth.

Total Loans. Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans increased 28.8% or $275.5 million for the year ended December 31, 2005. Exclusive of the acquisition of FNBG Bancshares, Inc., which represented $101.5 million of this increase, total loans increased $174.0 million or 18.2%. This increase is compared to an increase of $245.9 million or 34.6% during 2004. Exclusive of the acquisitions of Southern Heritage Bank and Lumpkin County Bank, which represented $148.4 million of the increase in 2004, total loans increased $97.6 million or 13.7%. As of December 31, 2005 and 2004, our loan-to-deposit ratio remained constant at 102.9% for both years. At December 31, 2005 and 2004, we had total outstanding borrowings of $173.7 million and $159.4 million, respectively. These funds have been used to fund loan growth. The utilization of borrowings to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-funds ratio was 89.8% and 87.9% at December 31, 2005 and 2004, respectively.

Total Deposits. During 2005, total deposits grew by $268.4 million, or 28.9%. Exclusive of the acquisition of FNBG Bancshares, Inc., which accounted for $109.6 million of this increase, total deposits grew $158.8 million or 17.1% during 2005 compared to an increase of $35.7 million or 4.9% in 2004, exclusive of the acquisitions of Southern Heritage Bank and Lumpkin County Bank.

Results of Operations—For the Years Ended December 31, 2005, 2004 and 2003

Net Interest Income and Earning Assets. During 2005 and 2004, we continued to experience moderate internal growth in interest-earning and total assets which was funded by increases in deposits, borrowings, the retention of net profits and proceeds from a stock offering. During 2005, we experienced additional growth through the acquisition of FNBG Bancshares, Inc. and in 2004 through the acquisitions of Southern Heritage Bank and Lumpkin County Bank as explained above. We recorded net income of $12.0 million, $9.8 million and $7.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets increased to 4.24% for the year ended December 31, 2005 from 4.14% for the year ended December 31, 2004. This increase is attributable to increases in interest rates by the Federal Reserve in 2005 in addition to increased loan volume. In 2005, the average yield on interest-earning assets increased to 6.76% from 5.99% in 2004 and the average yield on interest-bearing liabilities increased to 3.00% in 2005 from 2.13% in 2004. The overall change in the interest rate spread from 2004 to 2005 was a decrease of 10 basis points. The decrease in the net interest spread is a result of increases in time deposit volume at an average rate 99 basis points above the average in 2004 and increases in interest-bearing demand and savings volume at an average rate 83 basis points above the 2004 average, partially offset by increases in loan volume at an average rate 78 basis points above the average in 2004. Total average interest-earning assets increased by $370.1 million, to $1,343.3 million at December 31, 2005 as compared to 2004 and average interest-bearing liabilities increased by $285.1 million, to $1,129.7 million for the same period. We continue to experience growth in our portfolios while maintaining our competitive pricing.

The net yield on average interest-earning assets decreased by 11 basis points to 4.14% from 4.25% for the year ended December 31, 2004 as compared to 2003. The decreased net yield in 2004 was primarily attributable to increases in loan volume at lower interest rates.

Net interest income increased by $16.7 million to $57.0 million in 2005, compared to an increase of $8.8 million in 2004. The increase for both years continues to reflect the continued increase in interest-earning assets during 2005 and 2004. The change in net interest income is primarily the result of the increases in net volume versus changes in net interest rates. These variances include the impact of the acquisition of FNBG Bancshares in 2005 and the acquisitions of Southern Heritage Bank and Lumpkin County Bank in 2004.

Other Income. Other income decreased during 2005 by $147,000 compared to an increase of $1.9 million in 2004. For the year ended December 31, 2005, service charges on deposit accounts increased by $292,000 and mortgage origination fees increased by $275,000, which was offset by a decrease in other service charges and fees of $712,000.

The decrease in other service charges and fees can be attributed to the loss of insurance commissions due to the sale of CLC and the loss of processing fees due to an expired contract. For the year ended December 31, 2004, service charges on deposit accounts increased $1.2 million, other service charges and fees increased by $305,000, security transactions, net increased by $227,000 and we recorded a gain on the sale of property at the operations center of $372,000. This increase was partially offset by a decrease in mortgage origination fees of $452,000. The increases in service charges are directly related to the increase in deposit accounts and the inclusion of FNBG Bancshares, Inc. for part of 2005, and Southern Heritage Bank and Lumpkin County Bank for part of ended 2004.

Other Expense. Other expense increased $8.6 million and $6.5 million for the years ended December 31, 2005 and 2004, respectively. Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $5.4 million and $3.7 million for the years ended 2005 and 2004, respectively. The number of full-time equivalent employees increased by 22 employees in March 2005 due to the acquisition of FNBG Bancshares, Inc., however the number decreased by 23 when Community Loan Company was sold on October 31, 2005. In addition to the additional salary expense related to new employees for eight months of 2005, we incurred increases due to increases in profit sharing contributions, health insurance costs, incentive compensation, certain severance payments and normal salary increases for the years ended December 31, 2005 and 2004. Other operating expenses increased by $2.1 million and $2.0 million, respectively, for the years ended December 31, 2005 and 2004. The increase in other operating expenses in 2005 included increases in supplies, postage and telephone expense of $325,000, loan acquisition costs of $176,000, legal and collection expenses of $134,000 and a loss of $306,000 recorded in the fourth quarter of 2005 on the sale of Community Loan Company. The increases in all of the above categories can be partially attributed to the inclusion of FNBG Bancshares, Inc. for the year ended December 31, 2005, since the acquisition date of March 1, 2005.

Income Tax Expense. Income tax expense increased by $1.2 million to $5.9 million in 2005 from $4.7 million in 2004. The increase in 2005 was attributable to increased profits. The effective tax rate for year ended December 31, 2005 was 32.9%, compared to 32.2% for 2004.

Net Income. Net income increased by $2.2 million or 21.9% for the year ended December 31, 2005 when compared to 2004. The increase in net income for the year ended December 31, 2004 was $2.1 million or 27.4% when compared to 2003. These increases are directly related to the increase in net interest income and the inclusion of First National Bank of the Gwinnett in 2005, and Southern Heritage Bank and Lumpkin County Bank in 2004, which are partially offset by the increases in other expenses as discussed above and the additional loan loss provision taken in 2005, as discussed below.

Asset Quality. Provision for loan losses was $5.9 million during 2005, compared to $1.4 million in 2004. This increase was due primarily to an additional provision of $2.9 million taken in the second quarter of 2005 at HTB due to the further impairment of an inherited single loan relationship prior to the Company’s acquisition of HTB. The additional increase in the provision was due to loan growth. The provision for loan losses is the charge to operations which management believes is necessary to fund the allowance for loan losses. This provision is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Loans acquired in business acquisitions were acquired at their estimated fair value, including an adequate allowance for loan losses. See also our discussion of the loan loss allowance in the “Critical Accounting Policies” section included in this report.

The following table presents details of the provision for loan losses, nonaccrual loans and related categories for each subsidiary as well as on a consolidated basis. The decrease in nonaccrual loans is related to five loans at HTB totaling $4.6 million representing one loan relationship, of which $1.0 million was moved to other real estate and $3.6 million was charged off. As shown in the “Summary of Loan Loss Experience”, the consumer related charge-offs consist of many smaller balance loans while the real estate related charge-offs consist of only a few larger balance loans. Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss. However in the current year, real estate charge-offs were increased significantly due to the one-time $3.6 million charge-off discussed above. Consumer loans, however, may be secured by consumer goods and automobiles, or may be unsecured, and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonperforming loans at December 31, 2005 was 194.15%, which was up from 106.49% at December 31, 2004. This increase is due to nonaccrual loans decreasing to $6.6 million at December 31, 2005 from $10.1 million at December 31, 2004 as well as the increase in the provision for loan losses in 2005 to $5.9 million compared to $1.4 million for 2004. During 2005, other problem loans, including past due loans greater than 90 days past due, decreased by $311,000 compared to a decrease of $181,000 in 2004. Based on management’s evaluations, management believes the allowance for loan losses is adequate to absorb potential losses on existing loans.

	Years ended December 31,
	2005	2004
	(Dollars in thousands)

Total charge-offs	$5,761	$1,628
Total recoveries	452	482
Net charge-offs (recoveries)	5,309	1,146
Total nonaccrual loans	6,562	10,059
Loans past due 90 days	17	328
Other real estate	3,431	620
Provision for loan losses	5,916	1,406
Allowance/Total loans	1.04%	1.16%
Net charge-offs (recoveries)/Average loans	0.469%	0.142%
Allowance/Nonperforming loans	194.15%	106.49%

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

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making such commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2005 and December 31, 2004 are as follows:

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Commitments to extend credit	$288,448	$192,294
Financial standby letters of credit	8,650	7,354
Other standby letters of credit	1,569	1,357
Credit card commitments	7,229	5,235
Total	$305,896	$206,240

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, we maintain relationships with correspondent banks which could provide funds on short notice. As of December 31, 2005, we had amounts borrowed under federal funds purchase lines and securities sold under repurchase agreements of $45.5 million compared to $47.6 million as of December 31, 2004. These borrowings typically mature within one to four business days. In November 2004, the Company completed the sale of 1,651,680 shares of its common stock in a secondary stock offering receiving net proceeds of approximately $35.4 million. The Company used the proceeds of the offering for general corporate purposes.

The following table sets forth certain information about contractual cash obligations as of December 31, 2005.

	Payments Due after December 31, 2005
	Total	1 Year Or Less	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in thousands)
Subordinated debt	$29,898	$—	$—	$—	$29,898
Operating leases	9,264	896	1,722	1,118	5,528
Federal Home Loan Bank advances	97,298	30,651	36,410	21,618	8,619
Total contractual cash obligations	$136,460	$31,547	$38,132	$22,736	$44,045

Our operating leases represent short-term obligations, normally with maturities of one year or less, with the exception of one lease entered into in 2005 which has a maturity of 25 years. Many of the operating leases have thirty-day cancellation provisions.

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2005, our liquidity ratio was 12.95%. Liquidity is measured by the ratio of net cash, federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. Our banks have lines of credit available to meet any unforeseen liquidity needs. Also, our banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2005, we had available borrowing capacity totaling approximately $186.4 million through various borrowing arrangements and available lines of credit. We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of December 31, 2005, GB&T Bancshares, Inc. and its subsidiary banks were considered to be well-capitalized as defined in the FDICIA and based on regulatory minimum capital requirements. GB&T Bancshares, Inc. and its subsidiary banks’ capital ratios as of December 31, 2005 are presented in the following table:

	Capital Ratios	For Capital Adequacy Purposes	To Be Well Capitalized
Total Capital to Risk Weighted Assets:
Consolidated	13.80%	8.00%	N/A
Gainesville Bank & Trust	11.41	8.00	10.00%
United Bank & Trust	13.94	8.00	10.00
Community Trust Bank	10.19	8.00	10.00
HomeTown Bank of Villa Rica	10.59	8.00	10.00
First National Bank of the South	10.59	8.00	10.00
First National Bank of Gwinnett	11.18	8.00	10.00

Tier 1 Capital to Risk Weighted Assets:
Consolidated	12.80%	4.00%	N/A
Gainesville Bank & Trust	10.28	4.00	6.00%
United Bank & Trust	12.69	4.00	6.00
Community Trust Bank	9.28	4.00	6.00
HomeTown Bank of Villa Rica	9.90	4.00	6.00
First National Bank of the South	9.66	4.00	6.00
First National Bank of Gwinnett	10.02	4.00	6.00

Tier 1 Capital to Average Assets:
Consolidated	10.71%	4.00%	N/A
Gainesville Bank & Trust	8.18	4.00	5.00%
United Bank & Trust	8.99	4.00	5.00
Community Trust Bank	8.07	4.00	5.00
HomeTown Bank of Villa Rica	8.34	4.00	5.00
First National Bank of the South	8.39	4.00	5.00
First National Bank of Gwinnett	9.14	4.00	5.00

We purchased property in May 2003 in Gainesville, Georgia for the purpose of establishing an operations center for the holding company’s operations and data processing. The cost of the land, including land development costs was approximately $2,314,000. In December 2004, the Company sold four of the surrounding lots and recorded a gain after tax of approximately $232,000. The cost of the building, including furniture, fixtures and equipment was approximately $2,900,000. The building was completed in the first quarter of 2005. We also have begun construction of a branch in Athens, Georgia for the Athens division of GBT. The branch is expected to be complete in the second quarter of 2006 with an approximate cost of $1.1 million.

Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $9.6 million of retained earnings at our subsidiary banks were available for dividend declaration without regulatory approval.

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

Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differentials

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	Average Balances(1)	2005 Income/ Expense	Yields/ Rates	Average Balances(1)	2004 Income/ Expense	Yields/ Rates	Average Balances(1)	2003 Income/ Expense	Yields/ Rates
	(Dollars in thousands)

Taxable securities	$194,093	$7,287	3.75%	$139,054	$4,706	3.38%	$103,660	$3,753	3.62%
Nontaxable securities (5)	14,023	618	4.41	16,063	736	4.58	18,172	688	3.79
Federal funds sold	9,842	327	3.32	13,106	163	1.24	12,897	145	1.12
Interest-bearing deposits in banks	1,077	42	3.90	2,329	27	1.16	2,378	30	1.26
Loans (2) (4)	1,124,310	82,541	7.34	802,694	52,642	6.56	603,711	42,176	6.99

Total interest-earning assets	1,343,345	90,815	6.76%	973,246	58,274	5.99%	740,818	46,792	6.32%

Unrealized gains (losses) on securities	(2,175)			324			2,330
Allowance for loan losses	(12,499)			(9,856)			(7,932)
Nonaccrual loans	7,573			4,646			4,420
Cash and due from banks	24,996			20,347			17,026
Other assets	135,552			93,994			56,472

Total	$1,496,792			$1,082,701			$813,134

Interest-bearing demand & savings	$407,551	8,337	2.05%	$331,999	4,053	1.22%	$239,731	2,579	1.08%
Time	560,786	18,816	3.36	393,352	9,326	2.37	320,974	8,892	2.77
Borrowings	161,370	6,683	4.14	119,291	4,573	3.83	94,880	3,817	4.02

Total interest-bearing liabilities	1,129,707	33,836	3.00%	844,642	17,952	2.13%	655,585	15,288	2.33%

Noninterest-bearing demand	155,241			108,749			76,983
Other liabilities	13,840			11,039			7,422
Stockholders’ equity (3)	198,004			118,271			73,144

Total	$1,496,792			$1,082,701			$813,134

Net interest income		$56,979			$40,322			$31,504
Net interest spread			3.76%			3.86%			3.99%
Net yield on average interest-earning assets			4.24%			4.14%			4.25%

(1)           Average balances were determined using the daily average balances.

(2)           Average balances of loans are net of deferred costs and fees and nonaccrual loans.

(3)           Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders’ equity at ($1,306,000), $210,000, and $1,260,000 for 2005, 2004, and 2003, respectively.

(4)           Interest and fees on loans include $5,944,000, $4,146,000 and $3,412,000 of loan fee income for the years ended December 31, 2005, 2004 and 2003, respectively.

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

	Years Ended December 31,
	2005 to 2004			2004 to 2003
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)

Income from interest-earning assets:
Interest and fees on loans	$6,842	$23,057	$29,899	$(2,729)	$13,195	$10,466
Interest on taxable securities	559	2,022	2,581	(262)	1,215	953
Interest on nontaxable securities	(27)	(91)	(118)	134	(86)	48
Interest on federal funds sold	213	(49)	164	16	2	18
Interest on interest-bearing deposits in other banks	36	(21)	15	(2)	(1)	(3)
Total interest income	7,623	24,918	32,541	(2,843)	14,325	11,482

Expense from interest-bearing Liabilities:
Interest on interest-bearing demand deposits and savings deposits	3,210	1,074	4,284	372	1,102	1,474
Interest on time deposits	4,700	4,790	9,490	(1,396)	1,830	434
Interest on borrowings	394	1,716	2,110	(187)	943	756
Total interest expense	8,304	7,580	15,884	(1,211)	3,875	2,664

Net interest income	$(681)	$17,338	$16,657	$(1,632)	$10,450	$8,818

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

At December 31, 2005 our cumulative one year interest rate sensitivity gap ratio was 1.05. This indicates that our interest-bearing assets will reprice during this period at a rate faster than our interest-earning liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$728	$—	$—	$—	$728
Federal funds sold	568	—	—	—	568
Securities (1)	22,289	19,686	112,880	33,272	188,127
Loans	756,673	175,961	294,000	4,776	1,231,410

Total interest-earning assets	780,258	195,647	406,880	38,048	1,420,833

Interest-bearing liabilities:
Interest-bearing demand and savings	$414,542	$—	$—	$—	$414,542
Time deposits	107,546	333,312	183,065	73	623,996
Federal funds purchased and Repurchase agreements	45,510	—	—	—	45,510
Other borrowings	8,369	23,250	58,028	38,517	128,164

Total interest-bearing liabilities	$575,967	$356,562	$241,093	$38,590	$1,212,212

Interest rate sensitivity gap	$204,291	$(160,915)	$165,787	$(542)	$208,621

Cumulative interest rate sensitivity gap	$204,291	$43,376	$209,163	$208,621

Interest rate sensitivity gap ratio	1.35%	0.55%	1.69%	0.99%

Cumulative interest rate sensitivity gap ratio	1.35%	1.05%	1.18%	1.17%

(1)Does not include restricted equity securities, which consist of Federal Home Loan Bank of Atlanta stock and The Bankers Bank stock, as such assets are not interest rate sensitive.

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of December 31, 2005, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income

+100	8.87%
Flat	—
-100	(8.16)%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, as of December 31, 2005 approximately 72% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

Securities Portfolio

Types of Securities

The following table sets forth the carrying value of securities held by us as of the dates indicated:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
U. S. Treasury and U. S. government agencies and corporations	$77,363	$59,966	$42,639
Mortgage-backed securities	97,729	111,344	69,872
State and municipal securities	11,327	16,790	17,576
Equity securities (1)	10,985	9,762	7,440
	$197,404	$197,862	$137,527

(1)  Equity securities consist of Federal Home Loan Bank of Atlanta stock, The Bankers Bank stock and corporate notes.  For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

The amounts of debt securities as of December 31, 2005 are shown in the following table according to contractual maturities.

	U. S. Treasury And U. S. Government Agencies And Corporations		State and Municipal Securities
	Amount	Yield (1)	Amount	Yield (1)(2)
	(Dollars in thousands)
Maturity:
One year or less	$4,010	3.19%	$1,607	4.77%
After one year through five years	77,463	3.73	3,959	4.78
After five years through ten years	36,284	4.45	3,876	5.00
After ten years	57,335	4.43	1,885	4.29
	$175,092	4.10%	$11,327	4.77%

(1)           Yields were computed using coupon interest rates, including discount accretion and premium amortization.  The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)           Yields on municipal securities are not stated on a tax-equivalent basis.

Loan Portfolio

Types of Loans

The following table sets forth our loans by type of collateral as of the dates indicated therein:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Commercial	$99,640	$74,437	$50,997	$43,011	$38,597
Real estate – construction	481,332	294,817	185,397	120,922	99,473
Real estate – mortgage	615,594	545,614	439,779	348,229	247,311
Consumer	33,260	37,248	30,088	29,630	29,286
Other	1,584	3,764	3,697	1,042	3,989
	1,231,410	955,880	709,958	542,834	418,656
Less allowance for loan losses	(12,773)	(11,061)	(8,726)	(7,538)	(5,522)
Net loans	$1,218,637	$944,819	$701,232	$535,296	$413,134

Loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity.

(Dollars in thousands)

Commercial
One year or less	$57,486
After one through five years	37,254
After five years	4,900
99,640
Real Estate - Construction
One year or less	415,992
After one through five years	62,170
After five years	3,170
481,332
Other
One year or less	213,856
After one through five years	402,685
After five years	33,897
650,438

$1,231,410

The following table summarizes loans at December 31, 2005 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in thousands)

Predetermined interest rates	$341,342
Floating or adjustable interest rates	202,734
$544,076

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories and as of the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$6,562	$10,059	$3,333	$5,506	$473

Loans contractually past due 90 days or more to interest or principal payments and still Accruing	17	328	509	1,814	196

Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	106	33	62	12	14

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	—	—	—	—	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2005 is as follows:

(Dollars in thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$432

Interest income that was recorded on nonaccrual loans	$118

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

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Average amount of loans outstanding (1)	$1,131,887	$807,340	$608,131	$446,518	$397,496

Balance of allowance for loan losses at beginning of year	$11,061	$8,726	$7,538	$5,522	$5,099

Loans charged off:
Real estate	(3,863)	(422)	(469)	(190)	(211)
Commercial	(666)	(185)	(295)	(77)	(78)
Consumer	(1,177)	(1,001)	(700)	(799)	(801)
Credit cards	(55)	(20)	(2)	(28)	(28)
	(5,761)	(1,628)	(1,466)	(1,094)	(1,118)

Recoveries of loans previously charged off:
Real estate	68	113	53	175	21
Commercial	95	66	31	2	8
Consumer	269	292	286	246	192
Credit cards	20	11	14	1	14
	452	482	384	424	235

Net loans charged off during the year	(5,309)	(1,146)	(1,082)	(670)	(883)
Allowance for loan losses acquired (sold)	1,105	2,075	864	1,841	—

Additions to allowance charged to expense during year	5,916	1,406	1,406	845	1,306

Balance of allowance for loan losses at end of year	$12,773	$11,061	$8,726	$7,538	$5,522

Ratio of net loans charged off during the year to average loans outstanding	0.47%	0.14%	0.18%	0.15%	0.22%

(1)   Average total loans include nonaccrual loans.

The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Commercial	$971	8.09%	$840	7.79%	$663	7.19%	$573	7.92%	$418	9.22%
Real estate-construction	1,597	39.09	1,383	30.84	1,091	26.11	942	22.28	690	23.76
Real estate-mortgage	7,600	49.99	6,581	57.08	5,192	61.94	4,485	64.15	3,287	59.07
Consumer and other	2,605	2.83	2,257	4.29	1,780	4.76	1,538	5.65	1,127	7.95
Total allowance	$12,773	100.00%	$11,061	100.00%	$8,726	100.00%	$7,538	100.00%	$5,522	100.00%

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

Our allowance for loan losses was approximately $12,773,000 at December 31, 2005, representing 1.04% of total loans, compared with $11,061,000 at December 31, 2004, which represented 1.16% of total loans.

Deposits

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. Average balances were determined using daily average balances.

	Year Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$155,241	—%	$108,749	—%	$76,983	—%
Interest-bearing demand and savings deposits	407,551	2.05	331,999	1.22	239,731	1.08
Time deposits	560,786	3.36	393,352	2.37	320,974	2.77
Total deposits	$1,123,578		$834,100		$637,688

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category.

(Dollars in thousands)

Three months or less	$39,346
Over three through six months	33,804
Over six through 12 months	83,277
Over 12 months	94,267
Total	$250,694

Return on Equity and Assets

The following table sets forth rate of return information for the periods indicated.

	Years Ended December 31,
	2005	2004	2003

Return on assets (1)	0.80%	0.91%	0.95%
Return on equity (2)	6.06	8.32	10.56
Dividend payout ratio (3)	35.48	28.85	28.16
Equity to assets ratio (4)	13.23	10.92	9.00

(1)           Net income divided by average total assets.

(2)           Net income divided by average equity.

(3)           Dividends declared per share divided by diluted earnings per share.

(4)           Average equity divided by average total assets.

Borrowings

As part of our operating strategy, we have utilized federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which, other than certificates of deposit, have no stated maturities and are subject to withdrawal from us at any time. At December 31, 2005, we had $45.5 million in outstanding federal funds purchased and securities sold under repurchase agreements.

The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements at or for the periods ended on the dates indicated:

	At or For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Average balance outstanding	$33,130	$19,906	$13,882
Maximum amount outstanding at any month-end during the year	47,527	47,582	21,343
Balance outstanding at end of year	45,510	47,582	17,314
Weighted average interest rate during year	3.30%	1.49%	1.06%
Weighted average interest rate at end of year	4.09%	2.10%	0.85%

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” section of “Management’s Discussion and Analysis of Financial Information and Results of Operations” in this report for a discussion of market risk.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets - December 31, 2005 and 2004.

Consolidated Statements of Income – Three Years Ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows – Three Years Ended December 31, 2005, 2004, and 2003.

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

The management of GB&T Bancshares, Inc. and subsidiaries has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and based on such criteria, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Mauldin & Jenkins, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005.  The report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of the Independent Registered Public Accounting Firm.”

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GB&T Bancshares, Inc.

Gainesville, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that GB&T Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  GB&T Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that GB&T Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, GB&T Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GB&T Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 3, 2006 expressed an unqualified opinion.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
February 3, 2006

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2005, no change in the Company’s internal control over financial reporting occurred that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Election of Directors” and “Executive Officers” in the definitive Proxy Statement to be filed in connection with our 2006 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the definitive Proxy Statement to be filed in connection with our 2006 Annual Shareholders meeting is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement to be filed in connection with our 2006 Annual Shareholders meeting is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plansapproved by security holders (1)	781,131	$10.48	356,418
Equity compensation plans not approved by security holders(2)	—	—	—
Total	781,131	N/A	356,418

(1)           GB&T Bancshares 1997 Stock Incentive Plan

(2)           N/A

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” in the definitive Proxy Statement to be filed in connection with our 2006 Annual Shareholders meeting is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Accountants” in the definitive Proxy Statement to be filed in connection with our 2006 Annual Shareholders Meeting is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Contents:

1.             Consolidated financial statements:

(a)           GB&T Bancshares, Inc. and Subsidiaries:

(i)            Consolidated Balance Sheets - December 31, 2005 and 2004

(ii)           Consolidated Statements of Income – Three Years Ended December 31, 2005, 2004, and 2003

(iii)          Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2005, 2004, and 2003

(iv)          Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2005, 2004, and 2003

(v)           Consolidated Statements of Cash Flows – Three Years Ended December 31, 2005, 2004, and 2003

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

GB&T BANCSHARES, INC.

Dated: March 16, 2006	By:	/s/ Richard A. Hunt
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

GB&T BANCSHARES, INC.

By:	/s/ Richard A. Hunt	DATE	March 16, 2006
Richard A. Hunt, President, Chief
Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gregory L. Hamby	DATE	March 16, 2006
Gregory L. Hamby, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Philip A. Wilheit	DATE	March 16, 2006
Philip A. Wilheit, Chairman and Director

By:	/s/ Samuel L. Oliver	DATE	March 16, 2006
Samuel L. Oliver, Vice Chairman and Director

By:	/s/ Alan A. Wayne	DATE	March 16, 2006
Alan A. Wayne, Secretary and Director

By:	/s/ Larry B. Boggs	DATE	March 16, 2006
Larry B. Boggs, Director

By:	/s/ James H. Moore	DATE	March 16, 2006
James H. Moore, Director

By:	/s/ Dr. John W. Darden	DATE	March 16, 2006
Dr. John W. Darden, Director

By:	/s/ William A. Foster, III	DATE	March 16, 2006
William A. Foster, III, Director

By:	/s/ Bennie E. Hewett	DATE	March 16, 2006
Bennie E. Hewett, Director

By:	/s/ James L. Lester	DATE	March 16, 2006
James L. Lester, Director

By:	/s/ T. Allen Maxwell.	DATE	March 16, 2006
T. Allen Maxwell, Director

By:	/s/ Lowell S. (Casey) Cagle.	DATE	March 16, 2006
Lowell S. (Casey) Cagle, Director

By:	/s/ John E. Mansour.	DATE	March 16, 2006
John E. Mansour, Director

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in thousands)

	2005	2004
Assets
Cash and due from banks	$30,748	$20,723
Interest-bearing deposits in banks	728	700
Federal funds sold	568	93
Securities available for sale	188,127	190,636
Restricted equity securities, at cost	9,277	7,226

Loans, net of unearned income	1,231,410	955,880
Less allowance for loan losses	12,773	11,061
Loans, net	1,218,637	944,819

Premises and equipment, net	37,014	31,548
Goodwill	61,164	49,127
Intangible assets	5,586	5,618
Other assets	32,245	23,646

Total assets	$1,584,094	$1,274,136

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$158,487	$125,704
Interest-bearing	1,038,539	802,899
Total deposits	1,197,026	928,603
Federal funds purchased and securities sold under repurchase agreements	45,510	47,582
Other borrowings	98,266	81,926
Other liabilities	14,683	11,412
Subordinated debt	29,898	29,898
Total liabilities	1,385,383	1,099,421

Commitments and contingencies

Stockholders’ equity :
Capital stock, no par value; 20,000,000 shares authorized, 12,784,397 and 11,772,352 shares issued and outstanding at December 31, 2005 and 2004, respectively	157,875	139,207
Retained earnings	43,404	35,550
Accumulated other comprehensive loss	(2,568)	(42)

Total stockholders’ equity	198,711	174,715

Total liabilities and stockholders’ equity	$1,584,094	$1,274,136

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands, except per share amounts)

	2005	2004	2003

Interest income:
Loans, including fees	$82,541	$52,642	$42,176
Taxable securities	7,287	4,706	3,753
Nontaxable securities	618	736	688
Federal funds sold	327	163	145
Interest-bearing deposits in banks	42	27	30
Total interest income	90,815	58,274	46,792

Interest expense:
Deposits	27,153	13,379	11,471
Federal funds purchased, securities sold under repurchase agreements, other borrowings and subordinated debt	6,683	4,573	3,817
Total interest expense	33,836	17,952	15,288

Net interest income	56,979	40,322	31,504
Provision for loan losses	5,916	1,406	1,406
Net interest income after provision for loan losses	51,063	38,916	30,098

Other income:
Service charges on deposit accounts	6,413	6,121	4,953
Other service charges and fees	737	1,449	1,144
Gain on sale of securities	553	609	382
Mortgage origination fees	2,263	1,988	2,440
Trust fees	379	403	279
Other operating income	1,286	1,208	730
Total other income	11,631	11,778	9,928

Other expenses:
Salaries and employee benefits	26,248	20,893	17,193
Occupancy and equipment expenses, net	6,334	5,099	4,352
Other operating expenses	12,243	10,188	8,148
Total other expenses	44,825	36,180	29,693

Income before income taxes	17,869	14,514	10,333

Income tax expense	5,878	4,676	2,608

Net income	$11,991	$9,838	$7,725

Basic earnings per share	$0.96	$1.05	$1.06

Diluted earnings per share	$0.93	$1.04	$1.03

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)

	2005	2004	2003

Net income	$11,991	$9,838	$7,725

Other comprehensive loss:

Unrealized holding losses arising during period, net of tax benefit of $1,136, $40 and $632, respectively	(2,183)	(131)	(1,285)

Reclassification adjustment for gains realized in net income, net of taxes of $210, $231 and $145, respectively	(343)	(378)	(237)

Other comprehensive loss	(2,526)	(509)	(1,522)

Comprehensive income	$9,465	$9,329	$6,203

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share amounts)

	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2002	5,357	$35,658	$22,706	$1,989	$60,353
Net income	—	—	7,725	—	7,725
Options exercised, net of repurchases	41	380	—	—	380
Purchase of Baldwin Bancshares, Inc.	1,397	31,869	—	—	31,869
Tax benefit of nonqualified stock options	—	74	—	—	74
Payment for fractional shares in connection with business combinations	(1)	(9)	—	—	(9)
Contributed capital	—	11	—	—	11
Dividends declared, $.29 per share	—	—	(2,038)	—	(2,038)
Other comprehensive (loss)	—	—	—	(1,522)	(1,522)
Balance, December 31, 2003	6,794	67,983	28,393	467	96,843
Net income	—	—	9,838	—	9,838
Options exercised, net of repurchases	224	1,981	—	—	1,981
Purchase of Southern Heritage Bancorp, Inc. and Lumpkin County Bank	1,404	33,201	—	—	33,201
Tax benefit of nonqualified stock options	—	654	—	—	654
Payment for fractional shares in connection with stock split and business combinations	(1)	(30)	—	—	(30)
Capital issued in stock offering	1,652	35,418	—	—	35,418
Five-for-four stock split	1,699	—	—	—	—
Dividends declared, $.30 per share	—	—	(2,681)	—	(2,681)
Other comprehensive (loss)	—	—	—	(509)	(509)
Balance, December 31, 2004	11,772	139,207	35,550	(42)	174,715
Net income	—	—	11,991	—	11,991
Options exercised, net of repurchases	167	1,019	—	—	1,019
Purchase of FNBG Bancshares, Inc.	845	21,290	—	—	21,290
Tax benefit of nonqualified stock options	—	173	—	—	173
Payment for fractional shares in connection with business combinations	—	(4)	—	—	(4)
Adjustment on purchase of Southern Heritage Bancorp, Inc. and Lumpkin County Bank	—	(3,810)	—	—	(3,810)
Dividends declared, $.33 per share	—	—	(4,137)	—	(4,137)
Other comprehensive (loss)	—	—	—	(2,526)	(2,526)
Balance, December 31, 2005	12,784	$157,875	$43,404	$(2,568)	$198,711

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$11,991	$9,838	$7,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,973	3,486	2,917
Provision for loan losses	5,916	1,406	1,406
Provision for losses on other real estate owned	—	—	65
Gain on sale of securities	(553)	(609)	(382)
(Gain) loss on sale of other real estate owned	18	44	(37)
(Gain) loss on disposal of premises and equipment	(21)	(468)	295
Deferred income taxes	(522)	77	(582)
(Increase) decrease in interest receivable	(3,188)	(1,317)	324
Increase (decrease) in interest payable	2,890	600	(561)
Increase in cash surrender value of life insurance	(728)	(772)	(505)
Net other operating activities	1,542	2,793	(2,411)

Net cash provided by operating activities	21,318	15,078	8,254

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(28)	(156)	7,720
Purchases of securities available for sale	(109,841)	(141,580)	(111,808)
Purchases of restricted equity securities	(2,302)	(3,273)	(685)
Proceeds from sale of restricted equity securities	885	1,116	500
Proceeds from maturities of securities available for sale	112,752	88,778	80,200
Proceeds from sales of securities available for sale	6,431	2,318	18,802
Net decrease in federal funds sold	4,414	25,640	21,615
Net increase in loans	(182,907)	(99,572)	(80,886)
Net cash acquired in business combinations	11	4,308	5,452
Purchase of premises and equipment	(4,681)	(6,376)	(4,937)
Proceeds from disposals of premises and equipment	99	2,534	2,198
Proceeds from sale of other real estate owned	1,298	1,996	864

Net cash used in investing activities	(173,869)	(124,267)	(60,965)

FINANCING ACTIVITIES
Net increase in deposits	158,580	36,339	44,905
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(2,072)	30,268	5,776
Proceeds from other borrowings	42,927	17,411	16,852
Repayment of other borrowings	(33,737)	(16,688)	(13,695)
Proceeds from issuance of subordinated debt	—	10,310	—
Proceeds from exercise of stock options	1,019	1,981	380
Dividends paid	(4,137)	(2,681)	(2,038)
Payment for fractional shares	(4)	(30)	(9)
Proceeds from stock offering	—	35,418	11

Net cash provided by financing activities	162,576	112,328	52,182

6

	2005	2004	2003

Net increase (decrease) in cash and due from banks	$10,025	$3,139	$(529)

Cash and due from banks at beginning of year	20,723	17,584	18,113

Cash and due from banks at end of year	$30,748	$20,723	$17,584

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$31,111	$17,353	$15,849
Income taxes	$6,123	$4,848	$2,524

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$3,516	$1,062	$2,010
Financed sales of other real estate owned	$—	$—	$84
Increase in cash surrender value of life insurance	$728	$772	$505

BUSINESS ACQUISITIONS
Capital stock issued	$21,290	$33,213	$31,869

Assets acquired (liabilities assumed)
Cash and due from banks, net of cash paid	$11	$4,308	$5,452
Interest-bearing deposits in banks	—	9	50
Federal funds sold	4,889	19,199	2,979
Securities available for sale	10,872	8,179	16,239
Restricted equity securities	634	496	652
Loans, net	100,229	146,290	88,467
Premises and equipment	3,755	4,916	5,662
Goodwill	16,416	19,054	21,318
Core deposit intangible	697	3,154	2,354
Other assets	1,451	2,108	7,540
Deposits	(109,628)	(164,237)	(104,092)
Other borrowings	(7,150)	(9,391)	(9,522)
Other liabilities	(508)	(872)	(5,230)
	$21,668	$33,213	$31,869

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GB&T Bancshares, Inc. (the “Company”) is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South and First National Bank of Gwinnett (the “Banks”).  Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and four branches located in Gainesville, two branches located in Oakwood, Georgia, one branch located in Buford, Georgia, two branches located in Dahlonega, Georgia and one branch located in Athens, Georgia.  United Bank & Trust is located in Rockmart, Polk County, Georgia with the main office located in Rockmart, one branch in Cedartown, Georgia and one branch in Cartersville, Georgia.  Community Trust Bank is located in Hiram, Paulding County, Georgia with the main office in Hiram, two branches in Dallas, Georgia, one branch in Marietta, Georgia, one branch in Kennesaw, Georgia and one branch in Acworth, Georgia.  HomeTown Bank of Villa Rica is located in Villa Rica, Carroll County, Georgia with the main office and one branch located in Villa Rica and one branch located in Hiram, Georgia.  First National Bank of the South is located in Milledgeville, Baldwin County, Georgia with the main office and one branch located in Milledgeville and one branch located at Lake Oconee, Putnam County.  First National Bank of Gwinnett has one branch located in Duluth, Gwinnett County, Georgia.  The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall, Lumpkin, Clarke, Polk, Bartow, Paulding, Cobb, Carroll, Baldwin, Putnam and Gwinnett Counties, respectively, and the surrounding counties.

The Company sold its wholly-owned subsidiary, Community Loan Company (“CLC”) on October 31, 2005.  CLC was acquired as part of the acquisition of Community Trust Financial Services Corporation in 2001 and was originally incorporated in 1995 for the purpose of acquiring and operating existing consumer finance companies.  The Company has included the results of operations for CLC through the date of sale.  A before-tax loss of $306,000 was recorded on the sale in the fourth quarter of 2005.

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

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements and deposits are reported net.

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $11,398,000 and $10,880,000 at December 31, 2005 and 2004, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity would be classified as held to maturity and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in the Statements of Comprehensive Income, net of the related deferred tax effect.  Equity securities, including restricted equity securities, without a readily determinable fair value are recorded at cost.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of foreclosed assets at December 31, 2005 and 2004 was $3,431,000 and $620,000, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the third quarter and determined that there was no impairment of the carrying value as of July 31, 2005.

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

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Net income, as reported	$11,991	$9,838	$7,725
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	199	144	109
Pro forma net income	$11,792	$9,694	$7,616
Earnings per share:
Basic - as reported	$0.96	$1.05	$1.06
Basic - pro forma	$0.94	$1.04	$1.04
Diluted - as reported	$0.93	$1.04	$1.03
Diluted - pro forma	$0.91	$1.02	$1.02

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(revised), “Share-Based Payment” (“SFAS 123(R)”), a revision of SFAS No. 123.  SFAS123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”(“SFAS 95”).  SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro forma disclosure as provided above.  SFAS 123(R) is effective for annual periods beginning after December 15, 2005.  The Company adopted the provisions of SFAS 123(R) as of January 1, 2006 and currently intends to use the modified-prospective method and choose the Black-Scholes model for estimating the fair value of equity compensation.

As permitted by SFAS 123, through December 31, 2005, the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, recognized no compensation cost for employee stock options.  Accordingly, the adoption of the fair value method under SFAS 123(R) will have an impact on the Company’s consolidated statements of income.  However, the Company’s overall financial position will not be significantly affected by the adoption of SFAS 123(R).  The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors.  However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share above would remain the same.  SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow.  This requirement will reduce net operating cash flow and increase net financing cash flow in periods after the adoption of SFAS 123(R).  The impact on the Company’s financial statements for the period ending December 31, 2006, due to the adoption of SFAS 123(R) is expected to be approximately $212,000, in addition to expense associated with any new options granted in 2006.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares.  Potential capital shares consist of stock options.

Options to purchase 48,000 shares of common stock at prices ranging from $22.25 to $24.15 per share were outstanding during the year but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options were still outstanding as of December 31, 2005.

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

Recent Accounting Standards

On December 16, 2004, FASB issued SFAS 123(R), which is a revision of SFAS 123.  SFAS 123(R) supersedes APB 25 and amends SFAS 95.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on their fair values.  Pro forma disclosure is no longer an alternative.

The Company will adopt the provisions of SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006 and currently intends to use the modified-prospective method and the Black-Scholes valuation model for estimating the fair value of equity compensation.

NOTE 2.                BUSINESS COMBINATION

On March 1, 2005, the Company completed the acquisition of FNBG Bancshares, Inc. the parent company of First National Bank of Gwinnett in Duluth, Gwinnett County, Georgia, which resulted in First National Bank of Gwinnett becoming a wholly owned subsidiary of the Company.  The aggregate purchase price was $25.6 million including 845,128                shares of its capital stock valued at $18.4 million, $3.8 million in cash and stock options and warrants valued at $2.9 million and $523,000 in direct acquisition costs.  The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a 2 day period before and after the terms of the acquisition were agreed upon and announced.  The fair value of the stock options was determined based on the Black-Scholes option pricing model.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $16.4 million.  The goodwill will not be deductible for tax purposes.  Identifiable intangible assets of $697,000 acquired consist of a core deposit premium with an estimated weighted average useful life of 7 years.  First National Bank of Gwinnett’s results of operations from March 1, 2005 are included in the consolidated results of operations for the year ended December 31, 2005.  The results of operations for the years ended December 31, 2004 and 2003 do not include the results of operations of FNBG Bancshares, Inc.

Unaudited pro forma consolidated results of operations for years ended December 31, 2005 and 2004 as though the companies had combined as of January 1, 2005 and 2004 are as follows:

	2005	2004
	(Dollars in thousands)
Net interest income	$57,947	$44,405
Net income	12,171	10,559
Basic earnings per share	0.97	1.04
Diluted earnings per share	0.94	1.02

NOTE 3.                SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2005:
U.S. Government and agency securities	$78,938	$5	$(1,580)	$77,363
State and municipal securities	11,140	232	(45)	11,327
Mortgage-backed securities	100,277	181	(2,729)	97,729
Equity securities	1,708	—	—	1,708
	$192,063	$418	$(4,354)	$188,127

December 31, 2004:
U.S. Government and agency securities	$60,063	$244	$(341)	$59,966
State and municipal securities	16,211	598	(19)	16,790
Mortgage-backed securities	111,892	423	(971)	111,344
Equity securities	2,033	—	0	2,033
Corporate bonds	501	2	0	503
	$190,700	$1,267	$(1,331)	$190,636

The amortized cost and fair value of debt securities available for sale as of December 31, 2005 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)

Due within one year	$5,547	$5,483
Due from one to five years	69,328	68,001
Due from five to ten years	13,324	13,322
Due after ten years	1,879	1,884
Mortgage-backed securities	100,277	97,729
	$190,355	$186,419

Securities with an approximate carrying value of $99,496,000 and $101,229,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Gross gains	$621	$638	$460
Gross losses	(68)	(29)	(78)
Net realized gains	$553	$609	$382

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2005
U.S. Government and agency securities	$41,523	$693	$34,114	$887	$75,637	$1,580
State and municipal securities	1,088	40	606	5	1,694	45
Mortgage-backed securities	28,585	628	65,280	2,091	93,865	2,729
Total temporarily impaired securities	$71,196	$1,361	$100,000	$2,983	$171,196	$4,354

December 31, 2004
U.S. Government and agency securities	$32,110	$234	$4,191	$107	$36,301	$341
State and municipal securities	724	5	514	14	1,238	19
Mortgage-backed securities	53,850	562	23,420	409	77,270	971
Total temporarily impaired securities	$86,684	$801	$28,125	$530	$114,809	$1,331

At December 31, 2005, the unrealized losses are the result of the current yield environment.  The depreciation within the portfolio is 2.48% of the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4.                LOANS

The composition of loans is summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)

Commercial, financial and agricultural	$99,919	$74,437
Real estate – construction	481,332	294,817
Real estate – mortgage	615,583	545,721
Consumer	33,260	37,248
Other	1,584	3,764
	1,231,678	955,987
Unearned income and deferred loan fees	(268)	(107)
Allowance for loan losses	(12,773)	(11,061)
Loans, net	$1,218,637	$944,819

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Balance, beginning of year	$11,061	$8,726	$7,538
Provision for loan losses	5,916	1,406	1,406
Loans charged off	(5,761)	(1,628)	(1,466)
Recoveries of loans previously charged off	452	482	384
Allowance for loan losses related to acquired loans	1,269	2,075	864
Allowance for loan losses related to the sale of CLC	(164)	—	—
Balance, end of year	$12,773	$11,061	$8,726

The following is a summary of information pertaining to non-performing loans:

	As of and for the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Impaired loans without a valuation allowance	$—	$—	$3
Impaired loans with a valuation allowance	6,668	10,092	3,392
Total impaired loans	$6,668	$10,092	$3,395
Valuation allowance related to impaired loans	$1,024	$1,721	$608
Average investment in impaired loans	$7,647	$4,647	$3,925
Interest income recognized on impaired loans	$118	$34	$100
Nonaccrual loans	$6,562	$10,059	$3,333
Loans past due ninety days or more and still accruing interest	$17	$328	$509

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2005 are as follows:

(Dollars in thousands)

Balance, beginning of year	$20,677
Advances	37,241
Repayments	(31,586)
Change in directors	4,275
Balance, end of year	$30,607

NOTE 5.                PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)

Land	$5,628	$4,956
Land improvements	916	763
Buildings	25,805	20,488
Leasehold improvements	4,758	2,848
Furniture and equipment	17,592	14,955
Automobiles	431	370
Construction in progress	504	2,619
	55,634	46,999
Accumulated depreciation	(18,620)	(15,451)
	$37,014	$31,548

Depreciation expense was $2,825,000, $2,268,000 and $1,705,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Gainesville Bank & Trust main office banking facility is owned by a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a related party.

At December 31, 2005, the Company’s 50% interest in the Gainesville Bank & Trust main office banking facility with a total carrying value (including land) of $3,016,000 was pledged to a subsidiary bank to secure a $369,347 borrowing of the related party.

At December 31, 2005, construction in process included costs related to the construction of a branch in Athens, Georgia, for the Athens division of Gainesville Bank and Trust.  The construction of the Athens branch building is expected to be complete in the second quarter of 2006 with an approximate cost of $1.1 million.  At December 31, 2004, construction in process included the cost of the operations center that was completed in the first quarter of 2005.  The cost of the land, including land development costs was approximately $2,314,000.  In December 2004, the Company sold 4 of the surrounding lots and recorded a gain after tax of approximately $232,000.

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

Rental expense under all operating leases amounted to $846,000, $707,000 and $688,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

(Dollars in thousands)

2006	$896
2007	907
2008	815
2009	814
2010	304
Thereafter	5,528
$9,264

NOTE 6.                INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	December 31, 2005		December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)

Amortized intangible assets Core deposit premiums	$6,942	$1,356	$6,245	$627

The aggregate amortization expense was $729,000, $468,000 and $151,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)

2006	$746
2007	746
2008	746
2009	746
2010	746

Changes in the carrying amount of goodwill are as follows:

	For the Year Ended December 31,
	2005	2004	2003

Beginning balance	$49,127	$30,111	$8,388
Goodwill acquired	16,416	19,054	21,318
Write-off of CLC goodwill	(566)	—	—
Adjustment of Southern Heritage Bancorp, Inc. and Lumpkin County Bank purchase price	(3,813)	(38)	405
Ending balance	$61,164	$49,127	$30,111

In connection with the sale of CLC in 2005, goodwill with a carrying amount of $566,000 was written off and recognized in the net loss on sale.

The determination of the Southern Heritage Bancorp, Inc. and Lumpkin County Bank aggregate purchase prices were adjusted in 2005 to properly reflect the fair value of stock options issued in the business combination using the Black-Scholes option pricing model.

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was approximately $250,694,000 and $163,496,000 respectively.  The scheduled maturities of time deposits at December 31, 2005 are as follows:

(Dollars in thousands)

2006	$440,760
2007	109,972
2008	32,186
2009	15,692
2010	25,386
$623,996

The Company had brokered time deposits at December 31, 2005 and 2004 of $41,218,000 and $2,500,000, respectively.

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $335,000 and $1,493,000, respectively.

NOTE 8.                SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company pledges assets to collateralize repurchase agreements based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2005 and 2004 were $20,209,000 and $32,733,000, respectively.

NOTE 9.                OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
FHLB advances, interest payable at fixed rates ranging from 1.95% to 6.10%; advances mature at various maturity dates from March 8, 2006 through September 23, 2013.	$71,648	$69,992
FHLB advances, interest payable at variable rates tied to LIBOR and overnight funds market; advances mature at various maturity dates from January 25, 2006 through December 29, 2006.	25,650	11,000
Treasury, tax and loan note option account due on demand, bearing interest equal to the 90 day Treasury bill rate.	968	934
	$98,266	$81,926

Contractual maturities of other borrowings as of December 31, 2005 are as follows:

(Dollars in thousands)

2006	$31,619
2007	21,500
2008	14,910
2009	15,487
2010	6,131
Thereafter	8,619
$98,266

The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgage, home equity and commercial loans of approximately $138,011,000, available for sale securities of approximately $10,168,000 and Federal Home Loan Bank stock of $7,239,000.

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $186,388,000 at December 31, 2005.  There were no other advances outstanding at December 31, 2005.

NOTE 10.              SUBORDINATED DEBT

On October 30, 2002, the Company formed a wholly-owned grantor trust to issue $15,464,000 in variable rate cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.  The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (October 30, 2032) at the option of the Company on or after October 30, 2007.  The sole assets of the grantor trust are the subordinated debentures of the Company (the “Debentures”).    The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after October 30, 2007, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.  Both financial instruments bear an identical annual rate of interest of 7.42% and 5.375% at December 31, 2005 and 2004, respectively.

On July 22, 2004, the Company formed a second wholly-owned grantor trust to issue $10,310,000 in variable rate cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.   The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (July 30, 2034) at the option of the Company on or after September 30, 2009.  The sole assets of the grantor trust are the subordinated debentures of the Company.  Both financial instruments bear an identical annual rate of interest of 6.67% and 4.625% at December 31, 2005 and 2004, respectively.

In addition, in connection with the acquisition of Southern Heritage Bancorp, Inc., the Company assumed $4,124,000 in aggregate principal amount of fixed rate trust preferred securities which have substantially the same terms as our other trust preferred securities except that they may be redeemed on or after June 26, 2008. The annual rate of interest on the trust preferred securities and on the debentures was 5.55% at December 31, 2005 and 2004.

The Debentures have the same interest rates as the trust preferred securities.  The Company has the right to defer interest payments on the Debentures up to twenty consecutive quarterly periods (five years), so long as the Company is not in default under the subordinated debentures.  Interest compounds during the deferral period.  No deferral period may extend beyond the maturity date.  Distributions on the trust preferred securities are paid quarterly.  Interest on the Debentures is paid on the corresponding dates.

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

 As of December 31, 2005, the Company had $29.9 million in aggregate principal amount of trust preferred securities outstanding and $29.9 million in aggregate principal amount of debentures outstanding.

NOTE 11.              EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements.  The contributions expensed were $360,000, $493,000 and $391,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Compensation Plans

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors.  The estimated amounts to be paid under the compensation plans have been partially provided through the purchase of life insurance policies on certain officers and directors.  Accrued deferred compensation of $6,255,000 and $5,851,000 is included in other liabilities as of December 31, 2005 and 2004, respectively.  Cash surrender values of $11,936,000 and $11,208,000 on the insurance policies is included in other assets at December 31, 2005 and 2004, respectively.

Stock Purchase Plan

In 2003, the Company adopted a stock purchase plan.  Under the plan, all full-time employees and directors of the Company or a subsidiary meeting certain eligibility requirements are eligible to participate in the plan.  Participants in the plan may participate through payroll deduction, direct contribution or a combination thereof.  Payroll deductions are limited to $3,500 for directors and the lesser of 10% of gross pay or $3,500 for employees.  The Company matches payroll deductions and direct contributions at a rate of 50% of the amount contributed.  The purchase price of the shares of capital stock is based on the current market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2005 and 2004, 25,973 and 28,109 shares were purchased under the plan.  Contributions expensed for the years ended December 31, 2005, 2004 and 2003 were $193,000, $186,000 and $162,000, respectively.

Dividend Reinvestment Plan

The Company has a dividend reinvestment and share purchase plan.  Under the plan, all holders of record of capital stock are eligible to participate in the plan.  Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their capital stock.  Participants may also make optional cash payments that will be invested through the plan.  All cash dividends paid to the plan administrator are invested within 30 days of the cash dividend payment date.  Cash dividends and optional cash payments will be used to purchase capital stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing.  The purchase price of the shares of capital stock is based on the average market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2005 and 2004, 34,988 and 27,484 shares were purchased under the plan, respectively.

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

Other pertinent information related to the options is as follows:

	Years Ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	680,281	$0.14	528,836	$9.78	558,287	$9.30
Granted (1)	323,248	10.06	399,402	9.97	33,805	17.64
Exercised	(192,336)	8.16	(224,331)	8.84	(51,130)	7.69
Terminated	(30,062)	13.04	(23,626)	12.10	(12,126)	12.52
Outstanding at end of year	781,131	$10.48	680,281	$10.14	528,836	$9.78

Options exercisable at year-end	633,766	$9.04	518,095	$8.86	337,231	$8.79
Weighted-average fair value of options granted during the year		$6.89		$8.74		$6.96

(1) Included in options granted for the year ended December 31, 2005, were 268,748 options and warrants with a weighted average exercise price of $7.47 which were assumed under the plan for FNBG Bancshares, Inc.  Included in options granted for the year ended December 31, 2004, were 355,652 options and warrants with a weighted average exercise price of $8.58 which were assumed under the plans for Southern Heritage Bancorp, Inc. and Lumpkin County Bank.

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$5.09 - $7.53	168,259	4.62 years	$7.13	168,259	$7.13
$8.03 - $12.00	447,519	4.77 years	8.66	403,029	8.61
$12.40 - $18.40	79,978	6.92 years	15.03	44,803	14.62
$18.84 - $24.15	85,375	9.06 years	22.37	17,675	22.91
Total	781,131	5.43 years	10.48	633,766	9.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	1.57%	1.36%	$1.60%
Expected life	10 years	10 years	10 years
Expected volatility	19.82%	28.41%	32.42%
Risk-free interest rate	4.46%	4.66%	3.95%

NOTE 13.              INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Current	$6,400	$4,599	$3,190
Deferred	(522)	77	(246)
Change in valuation allowance	—	—	(336)
	$5,878	$4,676	$2,608

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Tax provision at statutory federal rate	$6,254	$5,080	$3,513
Tax-exempt interest	(216)	(265)	(234)
Disallowed interest	22	16	17
Life insurance	(133)	(153)	(93)
State income taxes, net of credits	200	48	(149)
Change in valuation allowance	—	—	(336)
Other	(249)	(50)	(110)
Income tax expense	$5,878	$4,676	$2,608

The components of deferred income taxes are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,455	$3,536
Other real estate write-down	121	122
Deferred compensation	2,612	2,409
Deferred loan fees	137	193
CLC bad debt reserve	—	80
Net operating loss carryforward	624	727
Securities available for sale	1,360	49
Other	—	15
	9,309	7,131
Deferred tax liabilities:
Depreciation	1,283	1,449
Accretion of discount on securities	49	20
Purchase adjustment	2,880	2,298
	4,212	3,767

Net deferred tax assets	$5,097	$3,364

For the year ended December 31, 2005, net deferred tax assets increased by $100,000 as a result of the acquisition of FNBG Bancshares, Inc.  For the year ended December 31, 2004, net deferred tax assets increased by $287,000 as a result of the acquisitions of Southern Heritage Bancorp, Inc. and Lumpkin County Bank.

NOTE 14.              EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Net income	$11,991	$9,838	$7,725

Weighted average number of capital shares outstanding	12,562	9,340	7,313
Effect of dilutive options	318	132	156
Weighted average number of capital shares outstanding used to calculate dilutive earnings per share	12,880	9,472	7,469

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

	December 31,
	2005	2004
	(Dollars in thousands)

Commitments to extend credit	$288,448	$192,294
Financial standby letters of credit	8,650	7,354
Other standby letters of credit	1,569	1,357
Credit card commitments	7,229	5,235
	$305,896	$206,240

Loan Commitments (Continued)

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

At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 16.              CONCENTRATIONS OF CREDIT

The Banks originate primarily commercial real estate, residential real estate and consumer loans to customers in Hall, Lumpkin, Clarke, Bartow, Cobb, Polk, Paulding, Carroll, Baldwin, Putnam, Gwinnett and surrounding counties.  The ability of the majority of the Company’s customers to honor their contractual obligations is dependent on their local economies as well as the metropolitan Atlanta, Georgia economy.

Eighty-nine percent of the Company’s loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans is in the Company’s primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s market areas.  The other significant concentrations of credit by type of loan are set forth in Note 4.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of regulatory limits, or approximately $13,512,000, $1,500,000, $4,625,000, $4,813,000, $3,837,000 and $3,657,000 for Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South, and First National Bank of Gwinnett, respectively.

NOTE 17.              REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2005, approximately $9,600,000 of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets.  Management believes, as of December 31, 2005 the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2005, based on the regulatory framework for prompt corrective action, all of the affiliate banks are considered to be well capitalized.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$176,302	13.80%	$102,186	8%	N/A	N/A
Gainesville Bank & Trust	$58,099	11.41%	$40,726	8%	$50,908	10%
United Bank & Trust	$7,476	13.94%	$4,290	8%	$5,363	10%
Community Trust Bank	$24,146	10.19%	$18,965	8%	$23,706	10%
HomeTown Bank of Villa Rica	$20,331	10.59%	$15,354	8%	$19,193	10%
First National Bank of the South	$15,346	10.59%	$11,597	8%	$14,496	10%
First National Bank of Gwinnett	$14,629	11.18%	$10,470	8%	$13,088	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$163,529	12.80%	$51,093	4%	N/A	N/A
Gainesville Bank & Trust	$52,334	10.28%	$20,363	4%	$30,545	6%
United Bank & Trust	$6,806	12.69%	$2,145	4%	$3,218	6%
Community Trust Bank	$21,999	9.28%	$9,482	4%	$14,224	6%
HomeTown Bank of Villa Rica	$19,002	9.90%	$7,677	4%	$11,516	6%
First National Bank of the South	$14,001	9.66%	$5,798	4%	$8,697	6%
First National Bank of Gwinnett	$13,118	10.02%	$5,235	4%	$7,853	6%
Tier I Capital to Average Assets:
Consolidated	$163,529	10.71%	$61,051	4%	N/A	N/A
Gainesville Bank & Trust	$52,334	8.18%	$25,597	4%	$31,996	5%
United Bank & Trust	$6,806	8.99%	$3,028	4%	$3,785	5%
Community Trust Bank	$21,999	8.07%	$10,900	4%	$13,625	5%
HomeTown Bank of Villa Rica	$19,002	8.34%	$9,119	4%	$11,398	5%
First National Bank of the South	$14,001	8.39%	$6,679	4%	$8,348	5%
First National Bank of Gwinnett	$13,118	9.14%	$5,741	4%	$7,176	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$160,971	16.27%	$79,140	8%	N/A	N/A
Gainesville Bank & Trust	$52,850	10.92%	$38,732	8%	$48,414	10%
United Bank & Trust	$7,153	13.48%	$4,246	8%	$5,308	10%
Community Trust Bank	$18,461	11.21%	$13,172	8%	$16,466	10%
HomeTown Bank of Villa Rica	$17,410	11.18%	$12,453	8%	$15,567	10%
First National Bank of the South	$13,653	11.08%	$9,862	8%	$12,327	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$149,910	15.15%	$39,570	4%	N/A	N/A
Gainesville Bank & Trust	$47,231	9.76%	$19,366	4%	$29,049	6%
United Bank & Trust	$6,532	12.31%	$2,123	4%	$3,185	6%
Community Trust Bank	$16,856	10.24%	$6,586	4%	$9,879	6%
HomeTown Bank of Villa Rica	$15,490	9.95%	$6,227	4%	$9,340	6%
First National Bank of the South	$12,569	10.20%	$4,931	4%	$7,396	6%
Tier I Capital to Average Assets:
Consolidated	$149,910	12.58%	$47,658	4%	N/A	N/A
Gainesville Bank & Trust	$47,231	7.88%	$23,972	4%	$29,965	5%
United Bank & Trust	$6,532	8.46%	$3,089	4%	$3,861	5%
Community Trust Bank	$16,856	8.16%	$8,266	4%	$10,333	5%
HomeTown Bank of Villa Rica	$15,490	8.68%	$7,136	4%	$8,920	5%
First National Bank of the South	$12,569	8.91%	$5,644	4%	$7,055	5%

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

Subordinated Debt:  The carrying amount of the Company’s variable rate subordinated debt approximates the fair value.  The fair value of the fixed-rate subordinated debt is estimated based on discounted contractual cash flows.

Accrued Interest:  The carrying amount of accrued interest approximates their fair value.

Off-Balance Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of the off-balance sheet financial instruments is based on fees currently charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$32,044	$32,044	$21,516	$21,516
Securities	188,127	188,127	190,636	190,636
Restricted equity securities	9,277	9,277	7,226	7,226
Loans	1,218,637	1,208,643	944,819	936,255
Accrued interest receivable	8,498	8,498	5,310	5,310

Financial liabilities:
Deposits	1,197,026	1,185,874	928,603	926,128
Federal funds purchased and securities sold under repurchase agreements	45,510	45,510	47,582	47,582
Other borrowings	98,266	97,719	81,926	84,097
Subordinated debt	29,898	29,749	29,898	29,898
Accrued interest payable	6,609	6,609	3,719	3,719

NOTE 19.              SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Audit and professional fees	$946	$860	$615
Stationery, forms and supplies	744	661	617

NOTE 20.              PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2005 and 2004 and statements of income and cash flows of GB&T Bancshares, Inc. for the years ended December 31, 2005, 2004 and 2003.

CONDENSED BALANCE SHEETS

	2005	2004
	(Dollars in thousands)
Assets
Cash	$4,566	$8,929
Securities available for sale	24,060	32,226
Investment in subsidiaries	191,779	157,322
Premises and equipment	4,646	3,749
Other assets	3,893	2,802

Total assets	$228,944	$205,028

Liabilities
Subordinated debt	$29,898	$29,898
Other liabilities	335	415

Total liabilities	30,233	30,313

Stockholders’ equity	198,711	174,715

Total liabilities and stockholders’ equity	$228,944	$205,028

CONDENSED STATEMENTS OF INCOME

	2005	2004	2003
	(Dollars in thousands)
Income
Dividends from subsidiaries	$5,324	$3,350	$3,080
Management fees	1,312	1,148	1,048
Other income	3,365	1,936	142
	10,001	6,434	4,270

Expense
Interest	2,049	1,190	822
Other operating expense	6,594	4,998	2,522
	8,643	6,188	3,344

Income before income tax benefit and equity in undistributed income of subsidiaries	1,358	246	926

Income tax benefits	1,635	1,241	819

Income before equity in undistributed income of subsidiaries	2,993	1,487	1,745

Equity in undistributed income of subsidiaries	8,998	8,351	5,980

Net income	$11,991	$9,838	$7,725

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$11,991	$9,838	$7,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(8,998)	(8,351)	(5,980)
Depreciation	591	300	42
(Gain) loss on sale of assets	(2)	(371)	316
Net other operating activities	(789)	(1,981)	(2,406)

Net cash provided by (used in) operating activities	2,793	(565)	(303)

INVESTING ACTIVITIES
Purchase of securities available for sale	—	(31,259)	(723)
Proceeds from sale of securities available for sale	—	—	693
Proceeds from maturities of securities available for sale	4,080	—	—
Purchase of premises and equipment	(1,389)	(4,422)	(1,394)
Proceeds from sale of premises and equipment	2	2,223	1,144
Capital investment in subsidiaries	(4,577)	(6,000)	(4,628)

Net cash used in investing activities	(1,884)	(39,458)	(4,908)

FINANCING ACTIVITIES
Dividends paid	(4,137)	(2,681)	(2,038)
Proceeds from issuance of common stock	1,019	37,399	380
Payment for fractional shares	(4)	(30)	(9)
Proceeds from issuance of subordinated debentures	—	10,310	—
Proceeds from note payable	1,000	—	—
Repayment of note payable	(3,150)	—	—

Net cash provided by (used in) financing activities	(5,272)	44,998	(1,667)

Net increase (decrease) in cash	(4,363)	4,975	(6,878)

Cash at beginning of year	8,929	3,954	10,832

Cash at end of year	$4,566	$8,929	$3,954

NOTE 21.              QUARTERLY DATA (Unaudited)

	Years Ended December 31,
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)

Interest income	$25,886	$24,021	$22,029	$18,879	$17,052	$15,211	$13,169	$12,842
Interest expense	10,418	9,376	7,909	6,133	5,336	4,601	4,059	3,956

Net interest income	15,468	14,645	14,120	12,746	11,716	10,610	9,110	8,886
Provision for loan losses	977	635	3,822	482	465	332	325	284

Net interest income after provision for loan losses	14,491	14,010	10,298	12,264	11,251	10,278	8,785	8,602
Noninterest income	2,492	3,476	2,906	2,757	3,238	2,699	2,942	2,899
Noninterest expenses	11,406	11,551	11,273	10,595	9,901	9,456	8,475	8,348

Income before income taxes	5,577	5,935	1,931	4,426	4,588	3,521	3,252	3,153
Provision for income taxes	1,888	2,032	543	1,415	1,613	1,121	1,019	923

Net income	$3,689	$3,903	$1,388	$3,011	$2,975	$2,400	$2,233	$2,230

Earnings per share:
Basic	$0.29	$0.31	$0.11	$0.25	$0.28	$0.25	$0.26	$0.26
Diluted	$0.28	$0.30	$0.11	$0.25	$0.27	$0.25	$0.26	$0.26

NOTE 22.              PENDING ACQUISITION

On December 19, 2005, the Company announced the execution of a definitive agreement to acquire Mountain Bancshares, Inc., the parent company of the $130 million-asset Mountain State Bank headquartered in Dawsonville, Georgia.  Under the terms of the agreement, Mountain Bancshares shareholders will receive 0.8911 shares of our common stock and $8.40 in cash, or approximately $10.3 million, in exchange for each share of Mountain Bancshares common stock. The merger is expected to close in the second quarter of 2006, pending shareholder and regulatory approval.

NOTE 23.              SUBSEQUENT EVENT

On January 30, 2006, the Company’s Board of Directors approved the repurchase of up to approximately 2% of the Company’s outstanding common stock, no par value per share.  SunTrust Robinson Humphrey will purchase from time to time, on behalf of the Company, on a best-efforts basis, up to 260,000 shares of the Common Stock in open-market transactions.  The purchases will be accomplished in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act. Therefore, due to the pending proposed merger between the Company and Mountain Bancshares, Inc., repurchases of common stock will not commence until the shareholders of Mountain Bancshares approve the proposed merger at a special shareholders’ meeting expected to occur in the second quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GB&T Bancshares, Inc.

Gainesville, Georgia

We have audited the consolidated balance sheets of GB&T Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GB&T Bancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of GB&T Bancshares, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of GB&T Bancshares, Inc.’s internal control over financial reporting.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

February 3, 2006

Exhibit Index

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer