Form 10-Q
period 2006-03-31
GB&T BANCSHARES INC
filed 2006-05-10
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of April 26, 2006:  12,941,629 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Assets

Cash and due from banks	$22,925	$30,748
Interest-bearing deposits in banks	810	728
Federal funds sold	21,661	568
Securities available for sale, at fair value	182,385	188,127
Restricted equity securities, at cost	9,366	9,277

Loans, net of unearned income	1,273,719	1,231,410
Less allowance for loan losses	13,703	12,773
Loans, net	1,260,016	1,218,637

Premises and equipment, net	36,707	37,014
Goodwill	61,164	61,164
Intangible assets	5,400	5,586
Other assets	34,307	32,245

Total assets	$1,634,741	$1,584,094

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$170,130	$158,487
Interest-bearing demand and savings	424,466	414,542
Time deposits	681,860	623,997
Total deposits	1,276,456	1,197,026
Federal funds purchased and securities sold under repurchase agreements	18,008	45,510
Federal Home Loan Bank advances	90,811	97,298
Other borrowings	652	968
Other liabilities	17,147	14,683
Subordinated debt	29,898	29,898

Total liabilities	1,432,972	1,385,383

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 12,938,842 and 12,784,397 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	159,140	157,875
Retained earnings	45,588	43,404
Accumulated other comprehensive loss	(2,959)	(2,568)

Total stockholders’ equity	201,769	198,711

Total liabilities and stockholders’ equity	$1,634,741	$1,584,094

 See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2006	2005
	(Dollars in thousands, except per share amounts )
Interest income:
Loans, including fees	$24,532	$16,959
Taxable securities	1,912	1,699
Nontaxable securities	117	165
Federal funds sold	99	46
Interest-bearing deposits in banks	8	10

Total interest income	26,668	18,879

Interest expense:
Deposits	9,432	4,631
Federal funds purchased, securities sold under repurchase agreements, other borrowings and Subordinated debt	1,774	1,502

Total interest expense	11,206	6,133

Net interest income	15,462	12,746

Provision for loan losses	1,206	482

Net interest income after provision for loan losses	14,256	12,264

Other income:
Service charges on deposit accounts	1,521	1,512
Mortgage origination fees	525	465
Insurance commissions	2	147
Gain on sale of securities	—	1
Other operating income	415	632

Total other income	2,463	2,757

Other expenses:
Salaries and employee benefits	7,180	6,315
Occupancy and equipment expenses, net	1,629	1,439
Other operating expenses	2,935	2,841
Total other expenses	11,744	10,595

Income before income taxes	4,975	4,426

Income tax expense	1,698	1,415

Net income	$3,277	$3,011

Earnings per share:
Basic	$0.26	$0.25
Diluted	$0.25	$0.25

Weighted average shares:
Basic	12,856	12,069
Diluted	13,121	12,245

Cash dividends per common share	$0.085	$0.076

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Net Income	$3,277	$3,011

Unrealized holding losses on securities available for sale arising during period, net of tax benefit	(391)	(1,947)

Reclassification adjustment for gains realized on securities available for sale in net income, net of taxes	—	(1)

Other comprehensive loss	(391)	(1,948)

Comprehensive income	$2,886	$1,063

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2006

(Unaudited)

	(Dollars in thousands)
	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2005	12,784	$157,875	$43,404	$(2,568)	$198,711

Net income	—	—	3,277	—	3,277

Options exercised	155	1,207	—	—	1,207

Dividends declared $0.085 per share	—	—	(1,093)	—	(1,093)

Stock option expense	—	58	—	—	58

Other comprehensive loss	—	—	—	(391)	(391)

Balance, March 31, 2006	12,939	$159,140	$45,588	$(2,959)	$201,769

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005
	(In thousands)
Operating Activities
Net income	$3,277	$3,011
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	733	640
Provision for loan losses	1,206	482
Amortization and (accretion), net	246	310
Gain on sale of securities	—	(1)
Net increase in other assets	(1,661)	(130)
Net increase in other liabilities	2,464	3,920
Net cash provided by operating activities	6,265	8,232

Investing Activities
Purchases of securities available for sale	(3,560)	(8,016)
Proceeds from sales of securities available for sale	608	1,106
Proceeds from maturities of securities available for sale	8,043	8,948
Net increase in restricted equity securities	(89)	(1,508)
Net increase in interest-bearing deposits in banks	(82)	(123)
Net increase in federal funds sold	(21,093)	(5,836)
Net increase in loans	(43,001)	(42,595)
Net cash acquired in business combinations	—	142
Proceeds from sale of other real estate owned	525	210
Purchase of premises and equipment	(690)	(1,432)
Proceeds from sale of premises and equipment	12	—
Net cash used in investing activities	(59,327)	(49,104)

Financing Activities
Net increase in deposits	79,430	57,744
Net decrease in federal funds purchased and securities sold under repurchase agreements	(27,502)	(16,998)
Proceeds from other borrowings and Federal Home Loan Bank advances	4,314	16,063
Payments on other borrowings and Federal Home Loan Bank advances	(11,117)	(6,410)
Dividends paid	(1,093)	(895)
Payment for fractional shares	—	(3)
Proceeds from exercise of stock options	1,207	170
Net cash provided by financing activities	45,239	49,671

Net increase (decrease) in cash and due from banks	(7,823)	8,799

Cash and due from banks at beginning of period	30,748	20,723

Cash and due from banks at end of period	$22,925	$29,522

Supplemental disclosure of cash paid during the period for:
Interest	$10,133	$6,328
Income taxes	$427	$5

Acquisition of subsidiary
Capital stock issued (see “Assets acquired (liabilities Assumed)” on next page)	$—	$24,347

	Three months ended March 31,
	2006	2005
	(In thousands)
Assets acquired (liabilities assumed)
Cash and due from banks, net of cash paid	$—	$142

Federal funds sold	—	4,889

Securities available for sale	—	10,872

Restricted equity securities	—	634

Loans, net	—	100,229

Premises and equipment	—	3,755

Goodwill	—	19,278

Core deposit intangible	—	697

Other assets	—	1,451

Deposits	—	(109,628)

Other borrowings	—	(7,150)

Other liabilities	—	(444)

	$—	$24,725

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. and its wholly-owned banking subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South and First National Bank of Gwinnett. Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2. STOCK COMPENSATION PLANS

At December 31, 2005, the Company had a stock option plan for grants of options to directors, officers and employees. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Results of Operations for the years ended December 31, 2005 or 2004, nor the three-month period ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting period.

Three months ended
March 31, 2005
(In thousands, except per share amounts)

Net income, as reported	$3,011
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43
Pro forma net income	$2,968
Earnings per share:
Basic - as reported	$0.25
Basic – pro forma	$0.25
Diluted - as reported	$0.25
Diluted - pro forma	$0.25

NOTE 3.  EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	12,856	12,069

Net income	$3,277	$3,011

Basic earnings per share	$0.26	$0.25

Diluted Earnings Per Share:
Weighted average common shares outstanding	12,856	12,069
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	265	176
Total weighted average common shares and common stock equivalents outstanding	13,121	12,245

Net income	$3,277	$3,011

Diluted earnings per share	$0.25	$0.25

NOTE 4. BUSINESS COMBINATIONS

On March 1, 2005, the Company completed the acquisition of FNBG Bancshares, Inc., the parent company of First National Bank of Gwinnett in Duluth, Gwinnett County, Georgia, which resulted in First National Bank of Gwinnett becoming a wholly owned subsidiary of the Company. The aggregate purchase price was $25.6 million, which included 845,128  shares of capital stock valued at $18.4 million, $3.8 million in cash and stock options and warrants valued at $2.9 million and $523,000 in direct acquisition costs. The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a 2 day period before and after the terms of the acquisition were agreed upon and announced. The fair value of the stock options and warrants was determined based on the Black-Scholes option pricing model. The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $16.4 million. The goodwill will not be deductible for tax purposes. Identifiable intangible assets of $697,000 acquired consist of a core deposit premium with an estimated weighted average useful life of 7 years. First National Bank of Gwinnett’s results of operations from March 1, 2005, are included in the consolidated results of operations for the three months ended  March 31, 2005.

Unaudited pro forma consolidated results of operations for the three months ended March 31, 2005 as though the companies had combined as of January 1, 2005 are as follows:

Three months ended
March 31, 2005
(In thousands, except per share amounts)

Net interest income	$13,553
Net income	3,084
Basic earnings per share	0.26
Diluted earnings per share	0.25

NOTE 5. PENDING ACQUISITION

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc., the parent company of the $130 million-asset Mountain State Bank headquartered in Dawsonville, Georgia, which resulted in Mountain State Bank becoming a wholly owned subsidiary of the Company. Under the terms of the agreement, Mountain Bancshares shareholders will receive 0.8911 shares of GB&T Bancshares common stock and $8.40 in cash in exchange for each share of Mountain Bancshares common stock. Mountain State Bank’s results of operations are not included in the results of operations for the Company for the periods ended March 31, 2006 or 2005.

NOTE 6. SUBSEQUENT EVENT

On January 30, 2006, the Company’s Board of Directors approved the repurchase of up to approximately 2% of the Company’s outstanding common stock, no par value per share. SunTrust Robinson Humphrey will purchase from time to time, on behalf of the Company, on a best-efforts basis, up to 260,000 shares of the Common Stock in open-market transactions. The purchases will be accomplished in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act. As of March 31, 2006, no repurchases had been made due to the pending merger between the Company and Mountain Bancshares, Inc. On April 17, 2006, Mountain Bancshares, Inc. held a special shareholders’ meeting and approved the merger. As of May 1, 2006, 13,447 shares have been repurchased by the Company.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust (“GBT”), United Bank & Trust (“UBT”), Community Trust Bank (“CTB”), HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNBS”) and First National Bank of Gwinnett (“FNBG”) during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements as of December 31, 2005. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

The company uses an 8 point rating system for its loans. Ratings of 1 to 3 are considered pass ratings, 4 is pass/watch, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating officer rates all loans on this system. This rating is adjusted from time to time by the officer to accurately reflect the loan’s current status. These ratings are reviewed for accuracy regularly by the loan committee of the respective bank subsidiary, an outside independent loan review firm, internal auditors and by the applicable regulator.

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

For loans rated 4, (pass/watch) a loss percentage of 1% is used.

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

All other loans rated 5, 6, 7 and 8 are assigned loss percentages of 5%, 15%, 50% and 100%, respectively.

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

Summary

Net income for the three months ended March 31, 2006 was $3.3 million, an increase of 8.83% compared to the same period a year ago. Diluted earnings per share was $0.25 for the three months ended March 31, 2006, compared to $0.25 for the same period a year ago. The return on average assets was 0.83% and the return on average equity was 6.60% for the three months ended March 31, 2006. This compares to a return on average assets of 0.91% and a return on average equity of 6.65% for the same period a year ago.

FNBG became part of the Company effective March 1, 2005. The merger was accounted for as a purchase transaction; therefore, results of operations for FNBG since March 1, 2005 have been included in the Company’s results of operations for the three-month period ended March 31, 2005 and for all subsequent periods.

Total revenue, defined as net interest income plus other income, was $17.9 million for the three months ended March 31, 2006, an increase of $2.4 million, or 15.62%, from the $15.5 million reported for the same period a year ago. Other expense was $11.7 million for the three months ended March 31, 2006, an increase of $1.1 million, or 10.84%, compared to the $10.6 million reported for the same period a year ago. Revenue growth has outpaced expense growth resulting in an improving efficiency ratio for the three months ended March 31, 2006 of 64.48% compared to 67.25% for the three months ended March 31, 2005.

Balance Sheets

Our total assets increased $50.6 million to $1.6 billion at March 31, 2006, or 3.20%, compared to December 31, 2005. The increase consists primarily of an increase in total loans of $42.3 million, or 3.44%, and an increase in federal funds sold of $21.1 million. These increases are partially offset by a decrease in investment securities of $5.7 million.

Total deposits increased $79.4 million to $1.3 billion at March 31, 2006, or 6.64%, compared to December 31, 2005. Noninterest-bearing deposits increased $11.6 million to $170.1 million and interest-bearing deposits increased $67.8 million to $1.1 billion during the same period. Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 99.79% at March 31, 2006 compared to 102.87% at December 31, 2005.

Total stockholders’ equity increased $3.1 million to $201.8 million at March 31, 2006, or 1.54%, compared to December 31, 2005. This increase consisted primarily of net income of $3.3 million and $1.2 million from options exercised, which was partially offset by the payment of dividends of $1.1 million.

Asset Quality

The allowance for loan losses at March 31, 2006 was $13.7 million, or 1.08%, of total loans compared to $12.8 million, or 1.04%, at December 31, 2005. The provision for loan losses was $1.2 million at March 31, 2006. Net charge-offs year-to-date have been $276,000. Management believes that the Company’s business fundamentals remain strong, and that the allowance is adequate to absorb any potential loan losses at March 31, 2006. The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the three-month periods ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$1,244,261	$1,004,191

Allowance for loan losses balance, beginning of period	$12,773	$11,061

Less charge-offs
Commercial loans	(161)	(96)
Real estate loans	(49)	(32)
Consumer loans	(156)	(205)
Total charge-offs	(366)	(333)

Plus recoveries
Commercial loans	6	9
Real estate loans	7	4
Consumer loans	77	54
Total recoveries	90	67
Net charge-offs	(276)	(266)

Plus provision for loan losses	1,206	482

Allowance for loan losses balance, end of period	$13,703	$11,277

Net charge-offs to average loans, annualized	0.090%	0.107%

The following table is a summary of the Company’s nonaccrual, past due loans and restructured loans at March 31, 2006 and March 31, 2005. The numbers indicate a decrease of approximately $3.1 million in nonaccrual loans as of March 31, 2006 as compared to March 31, 2005. This decrease is primarily related to five loans at HTB totaling $4.6 million representing one loan relationship, of which $1.0 million was moved to other real estate and $3.6 million was charged off, all during the last half of 2005. In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset. At March 31, 2006, the balance in other real estate was $3.3 million compared to $3.4 million at December 31, 2005. The following table presents a decrease of $364,000 in past due loans over 90 days. The majority of the decrease relates to loans at Community Loan Company, which made up $303,000 of the past due balance at March 31, 2005. Community Loan Company was sold during the fourth quarter of 2005. Management believes that all significant losses related to nonaccrual loans and other real estate have been identified.

	March 31, 2006
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$6,511	$—	$103
Commercial loans	476	—	—
Consumer loans	127	—	—
Total	$7,114	$—	$103

	March 31, 2005

		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$8,982	$4	$31
Commercial loans	807	53	—
Consumer loans	424	307	8
Total	$10,213	$364	$39

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

Our liquidity and capital resources are monitored on a periodic basis by management, and state and federal regulatory authorities. Our liquidity ratio was 13.42% at March 31, 2006. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs. Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis, however these amounts are subject to collateral pledging and therefore the full amount might not be available. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements. At March 31, 2006, we had available borrowing capacity totaling approximately $228.7 million through various borrowing arrangements and available lines of credit. We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of March 31, 2006, our subsidiary banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. The Company and the subsidiary banks’ capital ratios are presented in the following table:

		FOR CAPITAL	TO BE
	CAPITAL	ADEQUACY	WELL
	RATIOS	PURPOSES	CAPITALIZED

As of March 31, 2006
Total Capital to Risk Weighted Assets:
Consolidated	13.57%	8.00%	N\A
Gainesville Bank & Trust	11.21%	8.00%	10.00%
United Bank & Trust	12.01%	8.00%	10.00%
Community Trust Bank	10.13%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.68%	8.00%	10.00%
First National Bank of the South	10.17%	8.00%	10.00%
First National Bank of Gwinnett	11.34%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	12.54%	4.00%	N\A
Gainesville Bank & Trust	10.06%	4.00%	6.00%
United Bank & Trust	10.85%	4.00%	6.00%
Community Trust Bank	9.14%	4.00%	6.00%
HomeTown Bank of Villa Rica	9.91%	4.00%	6.00%
First National Bank of the South	9.26%	4.00%	6.00%
First National Bank of Gwinnett	10.22%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	10.92%	4.00%	N\A
Gainesville Bank & Trust	8.49%	4.00%	5.00%
United Bank & Trust	8.50%	4.00%	5.00%
Community Trust Bank	8.33%	4.00%	5.00%
HomeTown Bank of Villa Rica	8.45%	4.00%	5.00%
First National Bank of the South	8.14%	4.00%	5.00%
First National Bank of Gwinnett	9.47%	4.00%	5.00%

At March 31, 2006, the Company’s construction in process included costs related to the construction of a branch in Athens, Georgia, for the Athens division of Gainesville Bank & Trust. The construction of the Athens branch building is expected to be completed in the second quarter of 2006 with an approximate cost of $1.1 million.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2006, approximately $7.8 million of retained earnings at our subsidiary banks was available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net interest margin, on a tax equivalent basis, was 4.35% for the three months ended March 31, 2006, compared to 4.32% for the same period in 2005, an increase of 3 basis points. The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings. The Company continues to experience growth in loans and deposits while maintaining its competitive pricing.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Average		Yields	Average		Yields
	balances	Interest	/Rates	Balances	Interest	/Rates
	(Dollars in thousands)
Assets
Interest earning assets:
Taxable securities	$190,059	$1,912	4.08%	$187,000	$1,699	3.68%
Nontaxable securities*	10,332	172	6.75%	15,538	243	6.34%
Federal funds sold	9,458	99	4.25%	6,758	46	2.76%
Interest bearing deposits in banks	666	8	4.87%	692	10	5.86%
Loans, net of unearned income	1,237,056	24,532	8.04%	994,104	16,959	6.92%
Total interest earning assets	1,447,571	26,723	7.49%	1,204,092	18,957	6.38%
Noninterest earning assets:
Unrealized gains (losses) on securities	(4,147)			(810)
Allowance for loan losses	(13,018)			(11,177)
Nonaccrual loans	7,205			10,087
Cash and due from banks	22,855			26,152
Other assets	136,413			119,018
Total noninterest earning assets	149,308			143,270
Total assets	$1,596,879			$1,347,362
Liabilities & Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand & savings	$412,978	2,646	2.60%	$382,613	1,510	1.60%
Time	654,117	6,786	4.21%	472,771	3,121	2.68%
Borrowings	153,237	1,774	4.70%	159,921	1,502	3.81%
Total interest bearing liabilities	1,220,332	11,206	3.72%	1,015,305	6,133	2.45%
Noninterest bearing liabilities & stockholders’ equity:
Noninterest bearing deposits	159,046			135,560
Other liabilities	16,209			12,911
Stockholders’ equity	201,292			183,586
Total liabilities & stockholders’ equity	$1,596,879			$1,347,362
Net interest spread			3.76%			3.94%
Net interest income*		15,517			12,824
Less: Tax equivalent adjustment		55			78
Net interest income		$15,462			$12,746
Net interest margin*			4.35%			4.32%

*Fully tax equivalent

Net interest income increased $2.7 million, or 21.31%, for the three months ended March 31, 2006 compared to the same period in 2005. The net increase consists of an increase in interest income of $7.8 million, or 41.26%, less an increase in interest expense of $5.1 million, or 82.72%, for the three-month period. These increases reflect an increase of $243 million in interest-earning assets for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The change in net interest income resulted from increases in net loan volume and an increase in interest rates. These variances include the impact of the acquisition of FNBG in March 2005.

Other Income

Other income for the three months ended March 31, 2006, decreased by $294,000, compared to the same period in 2005. Service charges on deposit accounts, the largest contributor to fee income, remained stable compared with the prior-year quarter, while mortgage origination fees increased 12.9%. The majority of the decline in other income reflects the loss of insurance commissions due to the sale of Community Loan Company in the fourth quarter of 2005, and a decrease in other income related to the termination of certain outside service contracts.

Other Expense

Other expense increased by approximately $1.1 million, or 10.84%, for the three months ended March 31, 2006 compared to the same period in 2005. The increase is due primarily to an increase in salaries and employee benefits expense of $865,000. Net occupancy and equipment expenses increased $190,000. The increase can also be attributed to the inclusion of FNBG for three months during the period ended March 31, 2006 compared to one month for the period ended March 31, 2005.

Income Tax Expense

Income tax expense increased by $283,000 for the three-month period ended March 31, 2006, compared to the same period in 2005. The effective tax rate for the three-month period ended March 31, 2006 was 34.13%, compared to 31.97% for the same period in 2005.

Net Income

Net income increased by $266,000, or 8.83%, for the three months ended March 31, 2006, compared to the same period in 2005.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)

Commitments to extend credit	$358,751	$288,448
Financial standby letters of credit	8,154	8,650
Other standby letters of credit	1,332	1,569
Credit card commitments	7,223	7,229
Total	$375,460	$305,896

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model. As of March 31, 2006, the Company maintained an asset sensitive interest rate risk position based on its simulation model results. This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment. This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations. The actual realized change in net interest income would depend on several factors. These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons. Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income. The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income

+100	4.05%
Flat	—
-100	(3.83)%

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

The management of GB&T Bancshares, Inc. and subsidiaries has assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2006. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and based on such criteria, we believe that, as of March 31, 2006, the Company’s internal control over financial reporting was effective. There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

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

GB&T BANCSHARES, INC.

DATE:	5/10/2006	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	5/10/2006	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer