Form 10-Q
period 2006-06-30
GB&T BANCSHARES INC
filed 2006-08-09
CIK 1061068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

☒                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of August 2, 2006:    13,926,166 shares; no par value

GB&T BANCSHARES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Assets

Cash and due from banks	$29,632	$30,748
Interest-bearing deposits in banks	1,596	728
Federal funds sold	10,970	568
Securities available for sale, at fair value	198,602	188,127
Restricted equity securities, at cost	10,445	9,277

Loans, net of unearned income	1,421,176	1,231,410
Less allowance for loan losses	15,460	12,773
Loans, net	1,405,716	1,218,637

Premises and equipment, net	42,641	37,014
Goodwill	86,688	61,164
Intangible assets	6,152	5,586
Other assets	37,258	32,245

Total assets	$1,829,700	$1,584,094

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$168,772	$158,487
Interest-bearing demand and savings	441,823	414,542
Time deposits	803,434	623,997
Total deposits	1,414,029	1,197,026
Federal funds purchased and securities sold under repurchase agreements	29,364	45,510
Federal Home Loan Bank advances	110,723	97,298
Other borrowings	543	968
Other liabilities	16,673	14,683
Subordinated debt	29,898	29,898

Total liabilities	1,601,230	1,385,383

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 13,926,166 and 12,784,397 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	184,244	157,875
Retained earnings	48,378	43,404
Accumulated other comprehensive loss	(4,152)	(2,568)

Total stockholders’ equity	228,470	198,711

Total liabilities and stockholders’ equity	$1,829,700	$1,584,094

 See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$28,529	$20,024	$53,061	$36,983
Taxable securities	1,978	1,777	3,890	3,476
Nontaxable securities	133	165	250	330
Federal funds sold	97	57	196	103
Interest-bearing deposits in banks	37	6	45	16
Total interest income	30,774	22,029	57,442	40,908

Interest expense:
Deposits	11,523	6,268	20,955	10,899
Federal funds purchased and securities sold under repurchase agreements	304	153	528	308
Federal Home Loan Bank advances	989	991	1,952	1,865
Other borrowings	647	497	1,234	970
Total interest expense	13,463	7,909	24,669	14,042

Net interest income	17,311	14,120	32,773	26,866

Provision for loan losses	1,274	3,822	2,480	4,304

Net interest income after provision for loan losses	16,037	10,298	30,293	22,562

Other income:
Service charges on deposit accounts	1,605	1,652	3,126	3,164
Mortgage origination fees	616	658	1,141	1,123
Insurance commissions	5	146	7	293
Gain on sale of securities	—	—	—	1
Other operating income	385	450	800	1,082
Total other income	2,611	2,906	5,074	5,663

Other expense:
Salaries and employee benefits	7,461	6,566	14,641	12,881
Occupancy and equipment expenses, net	1,710	1,578	3,339	3,017
Other operating expenses	3,407	3,129	6,342	5,970
Total other expense	12,578	11,273	24,322	21,868

Income before income taxes	6,070	1,931	11,045	6,357

Income tax expense	2,116	543	3,814	1,958

Net income	$3,954	$1,388	$7,231	$4,399

Earnings per share:
Basic	$0.29	$0.11	$0.54	$0.36
Diluted	$0.28	$0.11	$0.53	$0.35

Weighted average shares
Basic	13,666	12,686	13,263	12,380
Diluted	14,000	13,078	13,563	12,756

Cash dividends per common share	$0.090	$0.085	$0.175	$0.161

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Net Income	$3,954	$1,388	$7,231	$4,399

Unrealized holding gains (losses) arising during period, net of tax (benefit)	(1,193)	1,284	(1,584)	(663)

Reclassification adjustment for gains realized in net income, net of taxes	—	—	—	(1)

Other comprehensive income (loss)	(1,193)	1,284	(1,584)	(664)

Comprehensive income	$2,761	$2,672	$5,647	$3,735

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2006

(Unaudited)

	Shares	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2005	12,784	$157,875	$43,404	$(2,568)	$198,711
Net income	—	—	7,231	—	7,231
Options exercised	313	2,470	—	—	2,470

Dividends declared $0.175 per share	—	—	(2,257)	—	(2,257)

Purchase of Mountain Bancshares, Inc.	1,089	29,372	—	—	29,372

Payment for fractional shares In connection with business Combinations	—	(6)	—	—	(6)

Stock Repurchase	(260)	(5,586)			(5,586)
Stock option expense	—	119	—	—	119
Other comprehensive loss	—	—	—	(1,584)	(1,584)

Balance, June 30, 2006	13,926	$184,244	$48,378	$(4,152)	$228,470

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$7,231	$4,399
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	1,506	1,361
Provision for loan losses	2,480	4,304
Amortization and (accretion), net	510	642
Gain on sale of securities	—	(1)
Net increase in other assets	(2,341)	(831)
Net increase (decrease) in other liabilities	1,412	(327)
Net cash provided by operating activities	10,798	9,547

Investing Activities
Purchases of securities available for sale	(9,167)	(12,899)
Proceeds from sales of securities available for sale	1,896	1,106
Proceeds from maturities of securities available for sale	13,774	17,748
Net increase in restricted equity securities	(1,168)	(1,777)
Net increase in interest-bearing deposits in banks	(868)	(5,149)
Net increase in federal funds sold	(9,865)	(8,720)
Net increase in loans	(84,674)	(99,639)
Net cash acquired (paid) in business combinations	(3,291)	11
Proceeds from sale of other real estate owned	705	637
Purchase of premises and equipment	(1,769)	(3,399)
Proceeds from sale of premises and equipment	12	7
Net cash used in investing activities	(94,415)	(112,074)

Financing Activities
Net increase in deposits	93,026	120,663
Net decrease in federal funds purchased and securities sold under repurchase agreements	(18,146)	(18,918)
Proceeds from other borrowings and Federal Home Loan Bank advances	24,890	20,202
Payments on other borrowings and Federal Home Loan Bank advances	(11,890)	(6,842)
Dividends paid	(2,257)	(1,973)
Payment for fractional shares	(6)	(3)
Payment for stock repurchase	(5,586)	—
Proceeds from exercise of stock options	2,470	609
Net cash provided by financing activities	82,501	113,738

Net increase (decrease) in cash and due from banks	(1,116)	11,211

Cash and due from banks at beginning of period	30,748	20,723

Cash and due from banks at end of period	$29,632	$31,934

Supplemental disclosure of cash paid during the period for:
Interest	$22,786	$13,147
Income taxes	$5,056	$2,778

Acquisition of subsidiary
Capital stock issued (see “Assets acquired (liabilities Assumed)” on next page)	$29,372	$24,594

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six months ended June 30,
	2006	2005
	(In thousands)
Assets acquired (liabilities assumed)

Cash and due from banks, net of cash paid	$(3,291)	$11

Federal funds sold	537	4,889

Securities available for sale	17,909	10,872

Restricted equity securities	1,554	634

Loans, net	106,279	100,229

Premises and equipment	5,628	3,755

Goodwill	25,525	19,342

Core deposit intangible	971	697

Other assets	546	1,451

Deposits	(123,708)	(109,628)

Other borrowings	(2,000)	(7,150)

Other liabilities	(578)	(508)

	$29,372	$24,594

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of GB&T Bancshares, Inc. and its wholly-owned banking subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South, First National Bank of Gwinnett and Mountain State Bank.  Significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2.    STOCK COMPENSATION PLANS

At December 31, 2005, the Company had a stock option plan for grants of options to directors, officers and employees.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.  Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Results of Operations for the years ended December 31, 2005 or 2004, nor the three and six-month periods ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  To give effect to the adoption of Statement 123(R), compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

At June 30, 2006, there was approximately $583,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 5.43 years.

Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods as if the Company had accounted for its employee stock options under the fair value method during the first six months of 2005 is illustrated in the table on the following page.

For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting period.

	Three months ended June 30,	Six months ended June 30,
	2005	2005
	(Dollars in thousands, except per share amounts)

Net income, as reported	$1,388	$4,399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	95	138
Pro forma net income	$1,293	$4,261
Earnings per share:
Basic - as reported	$0.11	$0.36
Basic - pro forma	$0.10	$0.35
Diluted - as reported	$0.11	$0.35
Diluted - pro forma	$0.10	$0.34

A summary of the status of the stock option plan at June 30, 2006 and changes during the period is shown in the following table.

	Six months ended June 30, 2006
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	781,131	$10.48
Granted (1)	492,047	9.36
Exercised	(312,846)	7.89
Forfeited	(4,313)	21.83
Outstanding at end of period	956,019	$10.72

Options exercisable at end of period	770,867	$9.02
Weighted-average fair value of options granted during period		$2.60
Total intrinsic value of options exercised during the period		$4,339,000
Weighted average remaining contractual term of exercisable options at end of period		4.88 years
Aggregate intrinsic value of exercisable options at end of period		$9,821,000

(1) Included in options granted for the period ended June 30, 2006, were 436,640 options and warrants with a weighted average exercise price of $7.83 which were assumed under the plan for Mountain Bancshares, Inc.

A summary of the status of the nonvested options at June 30, 2006 and changes during the six month period ended on that date follows:

	Six months ended June 30, 2006
	Shares	Weighted- Average Grant-Date Fair Value
Nonvested, beginning of period	147,365	$5.73
Granted	55,407	2.60
Vested	(13,607)	6.33
Forfeited	(4,013)	6.61
Nonvested, end of period	185,152	$4.73

Total fair value of options vested during period		$86,000

A further summary of the options outstanding at June 30, 2006 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.09 - $7.53	88,439	3.98 years	$7.18	88,439	$7.18
$8.03 - $12.00	651,320	5.33 years	8.32	609,012	8.27
$12.40 - $18.40	79,666	6.42 years	15.03	49,166	14.78
$18.84 - $24.15	136,594	9.03 years	21.98	24,250	22.73
Total	956,019	5.83 years	10.72	770,867	9.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six months ended June 30, 2006
Dividend yield	1.50%
Expected life	3 years
Expected volatility	10.81%
Risk-free interest rate	4.80%

NOTE 3.                EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and six-month periods ended June 30, 2006 and 2005.

	Three months ended June 30,
	2006	2005
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	13,666	12,686
Net income	$3,954	$1 ,388
Basic earnings per share	$0.29	$0.11
Diluted Earnings Per Share:
Weighted average common shares outstanding	13,666	12,686
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	334	392
Total weighted average common shares and common stock equivalents outstanding	14,000	13,078
Net income	$3,954	$1,388
Diluted earnings per share	$0.28	$0.11

	Six months ended June 30,
	2006	2005
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	13,263	12,380
Net income	$7,231	$4,399
Basic earnings per share	$0.54	$0.36
Diluted Earnings Per Share:
Weighted average common shares outstanding	13,263	12,380
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	300	376
Total weighted average common shares and common stock equivalents outstanding	13,563	12,756
Net income	$7,231	$4,399
Diluted earnings per share	$0.53	$0.35

NOTE 4.                BUSINESS COMBINATIONS

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc., the parent company of Mountain State Bank in Dawsonville, Dawson County, Georgia, which resulted in Mountain State Bank becoming a wholly owned subsidiary of the Company.  The aggregate purchase price was $39.8 million, which included 1,088,924 shares of capital stock valued at $24.0 million, $10.3 million in cash and stock options and warrants valued at $5.3 million and $197,000 in direct acquisition costs.  The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a 2 day period before and after the terms of the acquisition were agreed upon and announced.  The fair value of the stock options and warrants was determined based on the Black-Scholes option pricing model.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $25.5 million.  The goodwill will not be deductible for tax purposes.  Identifiable intangible assets of $971,000 acquired consist of a core deposit premium with an estimated weighted average useful life of 5 years.  Mountain State Bank’s results of operations from May 1, 2006, are included in the consolidated results of operations for the three and six months ended June 30, 2006.  The results of operations for the three and six months ended June 30, 2005 do not include the results of operations for Mountain State Bank.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company obtained third-party valuations of the core deposit intangible and fair value adjustments for loans and deposits.  In addition, the Company obtained independent appraisals of acquired premises.

Total
(In thousands)
Cash and due from banks, net of cash paid	$(3,291)
Federal funds sold	537
Securities available for sale	17,909
Restricted equity securities	1,554
Loans, net	106,279
Premises and equipment	5,628
Goodwill	25,525
Core deposit intangible	971
Other assets	546
Total assets acquired	$155,658
Deposits	$123,708
Other borrowings	2,000
Other liabilities	578
Total liabilities assumed	$126,286
Net assets acquired	$29,372

Unaudited pro forma consolidated results of operations for the six months ended June 30, 2006 and 2005 as though the companies had combined as of January 1, 2006 and 2005 are as follows:

	Six months ended June 30,
	2006	2005
	(Dollars in thousands, except per share amounts)
Net interest income	$34,841	$28,960
Net income	7,688	4,981
Basic earnings per share	0.55	0.37
Diluted earnings per share	0.54	0.36

NOTE 5.                STOCK REPURCHASE

On January 30, 2006, the Company’s Board of Directors approved the repurchase of up to approximately 2% of the Company’s outstanding common stock, no par value per share.  SunTrust Robinson Humphrey administered the purchases in open market transactions, on behalf of the Company.  The purchases were made in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act.  As of June 30, 2006, the Company had repurchased a total of 260,000 shares for a total cost of $5.6 million, the maximum share repurchase permitted by the Board.

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust (“GBT”), United Bank & Trust (“UBT”), Community Trust Bank (“CTB”), HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNBS”), First National Bank of Gwinnett (“FNBG”) and Mountain State Bank (“MSB”) during the periods included in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

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

        Goodwill.    Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or external valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In August 2005, we performed the required impairment testing of goodwill and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net income for the three months ended June 30, 2006 was $3.9 million, an increase of 184.87% compared to the same period a year ago.  This increase reflects an additional $2.9 million provision for loan loss taken in the second quarter of 2005 due to the further impairment of an inherited single loan relationship originated at HTB prior to the Company’s acquisition of HTB.  Diluted earnings per share was $0.28 for the three months ended June 30, 2006, compared to $0.11 for the same period a year ago.  The return on average assets was 0.91% and the return on average equity was 7.23% for the three months ended June 30, 2006.  This compares to a return on average assets of 0.37% and a return on average equity of 2.76% for the same period a year ago.

Net income for the six months ended June 30, 2006 was $7.2 million, an increase of 64.38% compared to the same period a year ago.  Diluted earnings per share was $0.53 for the six months ended June 30, 2006, compared to $0.35 for the same period a year ago.  The return on average assets was 0.87% and the return on average equity was 6.93% for the six months ended June 30, 2006.  This compares to a return on average assets of 0.62% and a return on average equity of 4.61% for the same period a year ago.

MSB became part of the Company effective May 1, 2006.  The merger was accounted for as a purchase transaction; therefore, results of operations for MSB since May 1, 2006 have been included in the Company’s results of operations for the three and six-month periods ended June 30, 2006, but are not included in the results of operations for the three and six-month periods ended June 30, 2005.  FNBG became part of the Company effective March 1, 2005.  The merger was accounted for as a purchase transaction; therefore, results of operations for FNBG since March 1, 2005 have been included in the Company’s results of operations for the three and six-month periods ended June 30, 2005 and for all subsequent periods.

Total revenue, defined as net interest income plus other income, was $19.9 million for the three months ended June 30, 2006, an increase of $2.9 million, or 17.01%, from the $17.0 million reported for the same period a year ago.  Other expense was $12.6 million for the three months ended June 30, 2006, an increase of $1.3 million, or 11.58%, compared to the $11.3 million reported for the same period a year ago.  Revenue growth has outpaced expense growth resulting in an improving efficiency ratio for the three months ended June 30, 2006 of 62.03% compared to 66.21% for the three months ended June 30, 2005.

Total revenue, defined as net interest income plus other income, was $37.8 million for the six months ended June 30, 2006, an increase of $5.3 million, or 16.35%, from the $32.5 million reported for the same period a year ago.  Other expense was $24.3 million for the six months ended June 30, 2006, an increase of $2.4 million, or 11.22%, compared to the $21.9 million reported for the same period a year ago.  Revenue growth has outpaced expense growth resulting in an improving efficiency ratio for the six months ended June 30, 2006 of 63.19% compared to 66.13% for the six months ended June 30, 2005.

Balance Sheets

Our total assets increased $245.6 million to $1.8 billion at June 30, 2006, or 15.50%, compared to December 31, 2005.  The increase consists primarily of an increase in total loans of $189.8 million, or 15.41%, an increase in federal funds sold of $10.4 million, an increase in investment securities of $10.5 million.  Excluding the acquisition of MSB, total assets increased $80.1 million or 5.06% during this same period.  Also, excluding the acquisition, total loans increased $82.3 million, federal funds sold increased $9.9 million, and investment securities decreased $7.8 million.

Total deposits increased $217.0 million to $1.4 billion at June 30, 2006, or 18.13%, compared to December 31, 2005.  Noninterest-bearing deposits increased $10.3 million to $168.8 million and interest-bearing deposits increased $206.7 million to $1.2 billion during the same period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 100.51% at June 30, 2006 compared to 102.87% at December 31, 2005.  Excluding the acquisition of MSB discussed above, total deposits increased $93 million or 7.77%.

Total stockholders’ equity increased $29.8 million to $228.5 million at June 30, 2006, or 14.98%, compared to December 31, 2005.  This increase consisted primarily of the acquisition of MSB of $29.4, net income of $7.2 million and $2.5 million from options exercised, which was partially offset by the payment of dividends of $2.3 million and $5.6 million related to the stock repurchase activity previously discussed.

Asset Quality

The allowance for loan losses at June 30, 2006 was $15.5 million, or 1.09%, of total loans compared to $12.8 million, or 1.04%, at December 31, 2005.  The provision for loan losses was $2.5 million at June 30, 2006.  Net charge-offs year-to-date have been $881,000.  Management believes that the Company’s business fundamentals remain strong, and that the allowance is adequate to absorb any potential loan losses at June 30, 2006.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the six-month periods ended June 30, 2006 and 2005.

	Six months ended June 30,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$1,305,354	$1,066,041

Allowance for loan losses balance, beginning of period	$12,773	$11,061

Less charge-offs
Commercial loans	(268)	(527)
Real estate loans	(530)	(1,098)
Consumer loans	(260)	(721)
Total charge-offs	(1,058)	(2,346)

Plus recoveries
Commercial loans	16	87
Real estate loans	19	45
Consumer loans	142	161
Total recoveries	177	293
Net charge-offs	(881)	(2,053)

Plus provision for loan losses	2,480	4,304
Plus allowance for loan losses acquired in business combinations	1,088	1,269

Allowance for loan losses balance, end of period	$15,460	$14,581

Net charge-offs to average loans (annualized)	0.136%	0.388%

The following table is a summary of the Company’s nonaccrual, past due loans and restructured loans at June 30, 2006 and June 30, 2005. The numbers indicate an increase of approximately $7.0 million in nonaccrual loans as of June 30, 2006 as compared to June 30, 2005.  This increase is believed to be short-term and not related to any changes in the strength of our markets.  We believe we are well-secured by property and personal guaranties for the overwhelming majority of nonperforming assets, and we do not see any significant exposures.  We have resolved $1.8 million since quarter-end.  In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset.  At June 30, 2006, the balance in other real estate was $4.2 million compared to $3.4 million at December 31, 2005.  The following table presents a decrease of $119,000 in past due loans over 90 days.  The majority of the decrease relates to loans at Community Loan Company, which made up $124,000 of the past due balance at June 30, 2005.  Community Loan Company was sold during the fourth quarter of 2005.  Management believes that all significant losses related to nonaccrual loans and other real estate have been identified and provided for.

	June 30, 2006
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$13,068	$—	$23
Commercial loans	707	—	—
Consumer loans	44	7	—
Total	$13,819	$7	$23

	June 30, 2005
	Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$5,960	$—	$29
Commercial loans	483	—	—
Consumer loans	368	126	8
Total	$6,811	$126	$37

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

Our liquidity and capital resources are monitored on a periodic basis by management, and state and federal regulatory authorities.  Our liquidity ratio was 13.23% at June 30, 2006.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis, however these amounts are subject to collateral pledging and therefore the full amount might not be available.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At June 30, 2006, we had available borrowing capacity totaling approximately $212.0 million through various borrowing arrangements and available lines of credit.  We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of June 30, 2006, our subsidiary banks were considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the subsidiary banks’ capital ratios are presented in the following table:

	CAPITAL RATIOS	FOR CAPITAL ADEQUACY PURPOSES	TO BE WELL CAPITALIZED
As of June 30, 2006
Total Capital to Risk Weighted Assets:
Consolidated	12.26%	8.00%	N\A
Gainesville Bank & Trust	10.83%	8.00%	10.00%
United Bank & Trust	11.53%	8.00%	10.00%
Community Trust Bank	10.20%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.44%	8.00%	10.00%
First National Bank of the South	10.82%	8.00%	10.00%
First National Bank of Gwinnett	10.92%	8.00%	10.00%
Mountain State Bank	12.34%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	11.23%	4.00%	N\A
Gainesville Bank & Trust	9.75%	4.00%	6.00%
United Bank & Trust	10.32%	4.00%	6.00%
Community Trust Bank	9.07%	4.00%	6.00%
HomeTown Bank of Villa Rica	9.66%	4.00%	6.00%
First National Bank of the South	9.86%	4.00%	6.00%
First National Bank of Gwinnett	9.81%	4.00%	6.00%
Mountain State Bank	11.37%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	10.19%	4.00%	N\A
Gainesville Bank & Trust	8.24%	4.00%	5.00%
United Bank & Trust	8.01%	4.00%	5.00%
Community Trust Bank	8.51%	4.00%	5.00%
HomeTown Bank of Villa Rica	8.32%	4.00%	5.00%
First National Bank of the South	8.68%	4.00%	5.00%
First National Bank of Gwinnett	9.22%	4.00%	5.00%
Mountain State Bank	10.27%	4.00%	5.00%

At June 30, 2006, the Company’s construction in process included costs related to the construction of a branch in Athens, Georgia, for the Athens division of Gainesville Bank & Trust.  The construction of the Athens branch building was completed in July, 2006 with an approximate cost of $1.1 million.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At June 30, 2006, approximately $2.3 million of retained earnings at our subsidiary banks was available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin, on a tax equivalent basis, was 4.39% for the six months ended June 30, 2006, compared to 4.29% for the same period in 2005, an increase of 10 basis points.  The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings.  The Company continues to experience growth in loans and deposits while maintaining its competitive pricing.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Average		Yields	Average		Yields
	Balances	Interest	/Rates	Balances	Interest	/Rates
	(Dollars in thousands)
Assets
Interest earning assets:
Taxable securities	$194,189	$3,890	4.04%	$190,778	$3,476	3.67%
Nontaxable securities*	10,459	368	7.10%	14,736	486	6.65%
Federal funds sold	8,699	196	4.54%	7,415	103	2.80%
Interest bearing deposits in banks	1,151	45	7.88%	925	16	3.49%
Loans, net of unearned income	1,295,911	53,061	8.26%	1,057,082	36,983	7.06%
Total interest earning assets	1,510,409	57,560	7.68%	1,270,936	41,064	6.52%
Noninterest earning assets:
Unrealized gains (losses) on securities	(4,752)			(1,582)
Allowance for loan losses	(13,812)			(11,401)
Nonaccrual loans	9,443			8,959
Cash and due from banks	23,213			27,032
Other assets	148,451			128,975
Total noninterest earning assets	162,543			151,983
Total assets	$1,672,952			$1,422,919
Liabilities & Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand & savings	$425,456	5,753	2.73%	$399,232	3,107	1.57%
Time	701,143	15,202	4.37%	513,497	7,792	3.06%
Borrowings	155,551	3,714	4.81%	160,540	3,143	3.95%
Total interest bearing liabilities	1,282,150	24,669	3.88%	1,073,269	14,042	2.64%
Noninterest bearing liabilities & stockholders’ equity:
Noninterest bearing deposits	163,474			144,122
Other liabilities	17,013			13,063
Stockholders’ equity	210,315			192,465
Total liabilities & stockholders’ equity	$1,672,952			$1,422,919
Net interest spread			3.80%			3.88%
Net interest income*		32,891			27,022
Less: Tax equivalent adjustment		118			156
Net interest income		$32,773			$26,866
Net interest margin*			4.39%			4.29%

*                    Fully tax equivalent

Net interest income increased $3.2 million, or 22.60%, for the three months ended June 30, 2006 compared to the same period in 2005.  The net increase consists of an increase in interest income of $8.7 million, or 39.70%, less an increase in interest expense of $5.6 million, or 70.22%, for the three-month period.  Net interest income increased $5.9 million, or 21.99%, for the six months ended June 30, 2006 compared to the same period in 2005.  The net increase consists of an increase in interest income of $16.5 million, or 40.42%, less an increase in interest expense of $10.6 million, or 75.68%, for the six-month period.  These increases reflect an increase of $239 million in interest-earning assets for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The change in net interest income resulted from decreases in net loan volume and an increase in interest rates.  These variances include the impact of the acquisition of MSB in May 2006 and FNBG in March 2005.

Other Income

Other income for the three months ended June 30, 2006, decreased by $295,000, compared to the same period in 2005.  Service charges on deposit accounts and mortgage origination fees remained stable compared with the prior-year quarter. The majority of the decline in other income reflects the loss of insurance commissions due to the sale of Community Loan Company in the fourth quarter of 2005, and a decrease in other income related to the termination of certain outside service contracts.  Other income for the six months ended June 30, 2006, decreased by $589,000, compared to the same period in 2005.  Service charges on deposit accounts and mortgage origination fees remained stable compared with the prior-year quarter.  The majority of the decline in other income reflects the loss of insurance commissions due to the sale of Community Loan Company in the fourth quarter of 2005, and a decrease in other income related to the culmination of certain outside service contracts.

Other Expense

Other expense increased by approximately $1.3 million, or 11.58%, for the three months ended June 30, 2006 compared to the same period in 2005.  The increase is due primarily to an increase in salaries and employee benefits expense of $895,000.  Net occupancy and equipment expenses increased $132,000.  Other expense increased by approximately $2.5 million, or 11.22%, for the six months ended June 30, 2006 compared to the same period in 2005.  The increase is due primarily to an increase in salaries and employee benefits expense of $1,760,000.  Net occupancy and equipment expenses increased $322,000.  These increases can be partially attributed to the inclusion of MSB since the date of acquisition.

Income Tax Expense

Income tax expense increased by $1,573,000 for the three-month period ended June 30, 2006, compared to the same period in 2005.  The effective tax rate for the three-month period ended June 30, 2006 was 34.86%, compared to 28.12% for the same period in 2005.  The increase is primarily due to the additional loan loss provision recorded in the second quarter of 2005.  Income tax expense increased by $1,856,000 for the six-month period ended June 30, 2006, compared to the same period in 2005.  The effective tax rate for the six-month period ended June 30, 2006 was 34.53%, compared to 30.80% for the same period in 2005.

Net Income

Net income increased by $2,566,000, or 184.87%, for the three months ended June 30, 2006, compared to the same period in 2005. Net income increased by $2,832,000, or 64.38%, for the six months ended June 30, 2006, compared to the same period in 2005.  These increases were directly impacted by the additional provision for loan loss recorded in the second quarter of 2005 as previously discussed.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Commitments to extend credit	$408,724	$288,448
Financial standby letters of credit	8,477	8,650
Other standby letters of credit	1,738	1,569
Credit card commitments	6,383	7,229
Total	$425,322	$305,896

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of June 30, 2006, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income
+100	3.32%
Flat	—
-100	(4.18)%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets.

Item 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures based on paragraph (b) of Rule 13a-15 and 13d-15 under the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

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

 The management of GB&T Bancshares, Inc. and subsidiaries has assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2006.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and based on such criteria, we believe that, as of June 30, 2006, the Company’s internal control over financial reporting was effective.  There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II — OTHER INFORMATION

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

           None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Stockholders of GB&T Bancshares, Inc. was held on May 11, 2006.  The meeting had been called pursuant to written notice for (1) the purpose of considering and voting upon the election of 12 directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified, (2) amending the Plan to increase the number of shares of common stock available for grants under the Company’s Stock Option Plan of 1997 from 1,500,000 to 2,000,000 and to extend the term of the Plan by five years and (3) to consider such other business as might properly come before the Annual Meeting.  The results of the voting were as follows:

(1) Election of Directors	FOR	WITHHELD
Lowell S. (Casey) Cagle	9,462,098	99,489
Dr. John W. Darden	9,466,123	95,465
William A. Foster, III	9,466,445	95,143
Bennie E. Hewett	9,455,067	106,521
Richard A. Hunt	8,793,855	767,732
James L. Lester	9,493,589	67,998
John E. Mansour	9,466,435	95,153
Dr. T. Alan Maxwell	9,493,798	67,790
James H. Moore	9,466,435	95,153
Samuel L. Oliver	9,326,028	235,560
Alan A. Wayne	8,636,150	925,438
Philip A. Wilheit	9,454,367	107,221

(2) Increase Shares Available for Grant	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
	6,100,552	470,674	84,586	2,905,775

Accordingly, all nominated directors were duly elected and the amendment of the Plan was approved. The amendment to the Plan is set forth on Exhibit 10.1 to the Company’s Form 8-K filed on July 21, 2006.

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

GB&T BANCSHARES, INC.

DATE: 8/9/2006	BY:	/s/ RICHARD A. HUNT
Richard A. Hunt President and Chief Executive Officer

DATE: 8/9/2006	BY:	/s/ GREGORY L. HAMBY
Gregory L. Hamby Executive Vice President & Chief Financial Officer