Form 10-Q
period 2006-09-30
GB&T BANCSHARES INC
filed 2006-11-09
CIK 1061068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of November 1, 2006:  14,081,538 shares; no par value

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)

Assets

Cash and due from banks	$20,255	$30,748
Interest-bearing deposits in banks	3,502	728
Federal funds sold	23,287	568
Securities available for sale, at fair value	206,390	188,127
Restricted equity securities, at cost	9,725	9,277

Loans, net of unearned income	1,457,873	1,231,410
Less allowance for loan losses	16,720	12,773
Loans, net	1,441,153	1,218,637

Premises and equipment, net	42,279	37,014
Goodwill	87,047	61,164
Intangible assets	5,913	5,586
Other assets	36,511	32,245

Total assets	$1,876,062	$1,584,094

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$167,510	$158,487
Interest-bearing demand and savings	433,452	414,542
Time deposits	856,275	623,997
Total deposits	1,457,237	1,197,026
Federal funds purchased and securities sold under repurchase agreements	43,442	45,510
Federal Home Loan Bank advances	92,636	97,298
Other borrowings	851	968
Other liabilities	17,802	14,683
Subordinated debt	29,898	29,898

Total liabilities	1,641,866	1,385,383

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 14,053,746 and 12,784,397 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	185,313	157,875
Retained earnings	51,339	43,404
Accumulated other comprehensive loss	(2,456)	(2,568)

Total stockholders’ equity	234,196	198,711

Total liabilities and stockholders’ equity	$1,876,062	$1,584,094

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$31,504	$21,833	$84,565	$58,816
Taxable securities	2,168	1,884	6,058	5,360
Nontaxable securities	142	153	392	483
Federal funds sold	294	132	490	236
Interest-bearing deposits in banks	39	19	84	34
Total interest income	34,147	24,021	91,589	64,929

Interest expense:
Deposits	13,769	7,647	34,724	18,545
Federal funds purchased and securities sold under repurchase agreements	287	161	815	470
Federal Home Loan Bank advances	1,050	1,038	3,002	2,903
Other borrowings	710	530	1,944	1,500
Total interest expense	15,816	9,376	40,485	23,418

Net interest income	18,331	14,645	51,104	41,511

Provision for loan losses	1,789	635	4,269	4,939

Net interest income after provision for loan losses	16,542	14,010	46,835	36,572

Other income:
Service charges on deposit accounts	1,588	1,659	4,714	4,823
Mortgage origination fees	770	621	1,911	1,744
Insurance commissions	1	149	8	442
Gain on sale of securities	—	552	—	553
Other operating income	405	495	1,205	1,577
Total other income	2,764	3,476	7,838	9,139

Other expense:
Salaries and employee benefits	7,603	6,865	22,244	19,746
Occupancy and equipment expenses, net	1,808	1,631	5,147	4,648
Other operating expenses	3,449	3,055	9,791	9,025
Total other expense	12,860	11,551	37,182	33,419

Income before income taxes	6,446	5,935	17,491	12,292

Income tax expense	2,231	2,032	6,045	3,990

Net income	$4,215	$3,903	$11,446	$8,302

Earnings per share:
Basic	$0.30	$0.31	$0.85	$0.66
Diluted	$0.30	$0.30	$0.83	$0.65

Weighted average shares
Basic	13,970	12,723	13,501	12,494
Diluted	14,304	13,089	13,813	12,868

Cash dividends per common share	$0.090	$0.085	$0.265	$0.246

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Net Income	$4,215	$3,903	$11,446	$8,302

Unrealized holding gains (losses) arising during period, net of tax (benefit)	1,696	(271)	112	(934)

Reclassification adjustment for gains realized in net income, net of taxes	—	(342)	—	(343)

Other comprehensive income (loss)	1,696	(613)	112	(1,277)

Comprehensive income	$5,911	$3,290	$11,558	$7,025

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2006

(Unaudited)

				Accumulated
		Capital	Retained	Other Comprehensive	Total Stockholders'
	Shares	Stock	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, December 31, 2005	12,784	$157,875	$43,404	$(2,568)	$198,711
Net income	—	—	11,446	—	11,446

Options exercised	441	3,475	—	—	3,475

Dividends declared $0.265 per share	—	—	(3,511)	—	(3,511)

Purchase of Mountain Bancshares, Inc.	1,089	29,372	—	—	29,372

Payment for fractional shares In connection with business Combinations	—	(6)	—	—	(6)

Stock Repurchase	(260)	(5,586)			(5,586)

Stock option expense	—	183	—	—	183

Other comprehensive income	—	—	—	112	112

Balance, September 30, 2006	14,054	$185,313	$51,339	$(2,456)	$234,196

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
	(In thousands)
Operating Activities
Net income	$11,446	$8,302
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	2,301	2,078
Provision for loan losses	4,269	4,939
Amortization and (accretion), net	763	952
Gain on sale of securities	—	(553)
Net increase in other assets	(3,093)	(2,207)
Net increase in other liabilities	1,831	1,536
Net cash provided by operating activities	17,517	15,047

Investing Activities
Purchases of securities available for sale	(26,993)	(26,958)
Proceeds from sales of securities available for sale	1,896	6,704
Proceeds from maturities of securities available for sale	25,920	27,691
Net increase in restricted equity securities	—	(1,504)
Net increase in interest-bearing deposits in banks	(2,774)	(171)
Net increase in federal funds sold	(22,182)	(44,640)
Net increase in loans	(122,811)	(158,458)
Net cash acquired (paid) in business combinations	(3,291)	11
Proceeds from sale of other real estate owned	2,656	1,246
Purchase of premises and equipment	(2,202)	(4,293)
Proceeds from sale of premises and equipment	12	99
Net cash used in investing activities	(149,769)	(200,273)

Financing Activities
Net increase in deposits	136,234	195,283
Net decrease in federal funds purchased and securities sold under repurchase agreements	(4,068)	(16,951)
Proceeds from other borrowings and Federal Home Loan Bank advances	25,318	21,394
Payments on other borrowings and Federal Home Loan Bank advances	(30,097)	(7,941)
Dividends paid	(3,511)	(3,054)
Payment for fractional shares	(6)	(3)
Payment for stock repurchase	(5,586)	—
Proceeds from exercise of stock options	3,475	728
Net cash provided by financing activities	121,759	189,456

Net increase (decrease) in cash and due from banks	(10,493)	4,230

Cash and due from banks at beginning of period	30,748	20,723

Cash and due from banks at end of period	$20,255	$24,953

Supplemental disclosure of cash paid during the period for:
Interest	$37,813	$22,061
Income taxes	$8,350	$4,103

Acquisition of subsidiary
Capital stock issued (see “Assets acquired (liabilities Assumed)” on next page)	$29,372	$24,216

	Nine months ended September 30,
	2006	2005
	(In thousands)
Assets acquired (liabilities assumed)

Cash and due from banks, net of cash paid	$(3,291)	$11

Federal funds sold	537	4,889

Securities available for sale	17,909	10,872

Restricted equity securities	1,554	634

Loans, net	106,279	100,229

Premises and equipment	5,628	3,755

Goodwill	25,525	19,342

Core deposit intangible	971	697

Other assets	546	1,451

Deposits	(123,708)	(109,628)

Other borrowings	(2,000)	(7,150)

Other liabilities	(578)	(508)

	$29,372	$24,594

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2.                         STOCK COMPENSATION PLANS

At December 31, 2005, the Company had a stock option plan for grants of options to directors, officers and employees.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.  Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Results of Operations for the years ended December 31, 2005 or 2004, nor the three and nine-month periods ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  To give effect to the adoption of Statement 123(R),  compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

At September 30, 2006, there was approximately $530,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 5.43 years.

Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods as if the Company had accounted for its employee stock options under the fair value method during the first nine months of 2005 is illustrated in the table on the following page.

For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting period.

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
	(Dollars in thousands, except per share amounts)

Net income, as reported	$3,903	$8,302
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	75	213
Pro forma net income	$3,828	$8,089
Earnings per share:
Basic - as reported	$0.31	$0.66
Basic - pro forma	$0.30	$0.65
Diluted - as reported	$0.30	$0.65
Diluted - pro forma	$0.29	$0.63

A summary of the status of the stock option plan at September 30, 2006 and changes during the period is shown in the following table.

	Nine months ended September 30, 2006
	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	781,131	$10.48
Granted (1)	497,047	9.48
Exercised	(440,709)	7.88
Forfeited	(5,970)	21.77
Outstanding at end of period	831,499	$11.20

Options exercisable at end of period	668,823	$9.33
Weighted-average fair value of options granted during period		$2.69
Total intrinsic value of options exercised during the period		$5,804,000
Weighted average remaining contractual term of exercisable options at end of period		4.39 years
Aggregate intrinsic value of exercisable options at end of period		$7,839,000

(1) Included in options granted for the period ended September 30, 2006, were 436,640 options and warrants with a weighted average exercise price of $7.83 which were assumed under the plan for Mountain Bancshares, Inc.

A summary of the status of the nonvested options at September 30, 2006 and changes during the nine month period ended on that date follows:

	Nine months ended September 30, 2006
	Shares	Weighted- Average Grant-Date Fair Value

Nonvested, beginning of period	147,365	$5.73
Granted	60,407	2.69
Vested	(39,883)	4.79
Forfeited	(5,213)	6.71
Nonvested, end of period	162,676	$4.80

Total fair value of options vested during period		$191,000

Total amount expensed for options vested during period		$181,841

A further summary of the options outstanding at September 30, 2006 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$5.09 - $7.53	88,439	3.73 years	$7.18	88,439	$7.18
$8.03 - $12.00	523,551	4.74 years	8.43	499,368	8.41
$12.40 - $18.40	79,415	6.17 years	15.04	55,166	14.95
$18.84 - $24.15	140,094	8.83 years	21.94	25,850	22.67
Total	831,499	5.46 years	11.20	668,823	9.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

Nine months ended
September 30, 2006
Dividend yield	1.50%
Expected life	3 years
Expected volatility	20.40%
Risk-free interest rate	4.80%

NOTE 3.                         EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006	2005
	(In thousands, except per share amounts)

Basic Earnings Per Share:
Weighted average common shares outstanding	13,970	12,723

Net income	$4,215	$3 ,903

Basic earnings per share	$0.30	$0.31

Diluted Earnings Per Share:
Weighted average common shares outstanding	13,970	12,723
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	334	366
Total weighted average common shares and common stock equivalents outstanding	14,304	13,089

Net income	$4,215	$3,903

Diluted earnings per share	$0.30	$0.30

	Nine months ended September 30,
	2006	2005
	(In thousands, except per share amounts)

Basic Earnings Per Share:
Weighted average common shares outstanding	13,501	12,494

Net income	$11,446	$8,302

Basic earnings per share	$0.85	$0.66

Diluted Earnings Per Share:
Weighted average common shares outstanding	13,501	12,494
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	312	374
Total weighted average common shares and Common stock equivalents outstanding	13,813	12,868

Net income	$11,446	$8,302

Diluted earnings per share	$0.83	$0.65

NOTE 4.                         BUSINESS COMBINATIONS

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc., the parent company of Mountain State Bank in Dawsonville, Dawson County, Georgia, which resulted in Mountain State Bank becoming a wholly owned subsidiary of the Company.  The aggregate purchase price was $39.8 million, which included the issuance of 1,088,924 shares of our capital stock to Mountain Bancshares stockholders valued at $24.0 million, $10.3 million in cash and stock options and warrants valued at $5.3 million and $197,000 in direct acquisition costs.  The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a 2 day period before and after the terms of the acquisition were agreed upon and announced.  The fair value of the stock options and warrants was determined based on the Black-Scholes-Merton option pricing model.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $25.5 million.  The goodwill will not be deductible for tax purposes.  Identifiable intangible assets of $971,000 acquired consist of a core deposit premium with an estimated weighted average useful life of 5 years.  Mountain State Bank’s results of operations from May 1, 2006, are included in the consolidated results of operations for the three and nine months ended September 30, 2006.  The results of operations for the three and nine months ended September 30, 2005 do not include the results of operations for Mountain State Bank.

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

Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2006 and 2005 as though the companies had combined as of January 1, 2006 and 2005 are as follows:

	Nine months ended
	September 30,
	2006	2005
	(Dollars in thousands, except per share amounts)
Net interest income	$53,207	$44,743
Net income	11,926	9,005
Basic earnings per share	0.88	0.66
Diluted earnings per share	0.86	0.65

NOTE 5.                         STOCK REPURCHASE

On January 30, 2006, the Company’s Board of Directors approved the repurchase of up to approximately 2% of the Company’s outstanding common stock, no par value per share.  SunTrust Robinson Humphrey administered the purchases in open market transactions, on behalf of the Company.  The purchases were made in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act.  As of September 30, 2006, the Company had repurchased a total of 260,000 shares for a total cost of $5.6 million, the maximum share repurchase permitted by the Board.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements as of December 31, 2005. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Management has discussed our critical accounting policies with the Audit Committee of the Board of Directors.

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

The general allowance consists of “Pass” loans.  Pass loans are separated into homogeneous pools. Currently, these pools consist of real estate, commercial, consumer and credit card. Management assigns loss percentages to these categories of homogeneous pools of loans based on the greater of historic loan loss data in each category or the minimum risk percentage for this category. Currently, management is developing the moving average net losses for the historic loss percentage in each category.  This number is reviewed and adjusted periodically, by pool, in light of current trends in past dues, changes in lending policies, underwriting standards, economic conditions, and other factors that may affect this number.  In addition to the homogeneous pools management has specified certain industry risks and applied loss percentages to the specified industry risk categories. Recently, because of low losses in most categories, management has assigned minimum percentages to each category.   These minimums are reviewed and may be adjusted from time to time to reflect current economic conditions, changes in lending practices, underwriting standards and other matters that may be necessary.  Those minimums are indicated on our loan loss reserve adequacy calculation.

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

Goodwill.    Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or external valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In August 2006, we performed the required impairment testing of goodwill and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net income for the three months ended September 30, 2006 was $4.2 million, an increase of 7.99% compared to the same period a year ago.  Diluted earnings per share were $0.30 for the three months ended September 30, 2006, compared to $0.30 for the same period a year ago.  The return on average assets was 0.90% and the return on average equity was 7.21% for the three months ended September 30, 2006.  This compares to a return on average assets of 1.00% and a return on average equity of 7.64% for the same period a year ago.

Net income for the nine months ended September 30, 2006 was $11.4 million, an increase of 37.87% compared to the same period a year ago.  Diluted earnings per share were $0.83 for the nine months ended September 30, 2006, compared to $0.65 for the same period a year ago.  The return on average assets was 0.88% and the return on average equity was 7.01% for the nine months ended September 30, 2006.  This compares to a return on average assets of 0.76% and a return on average equity of 5.67% for the same period a year ago.

MSB became part of the Company effective May 1, 2006.  The merger was accounted for as a purchase transaction; therefore, results of operations for MSB since May 1, 2006 have been included in the Company’s results of operations for the three and nine-month periods ended September 30, 2006, but are not included in the results of operations for the three and nine-month periods ended September 30, 2005.  FNBG became part of the Company effective March 1, 2005.  The merger was accounted for as a purchase transaction; therefore, results of operations for FNBG since March 1, 2005 have been included in the Company’s results of operations for the three and nine-month periods ended September 30, 2005 and for all subsequent periods.

Total revenue, defined as net interest income plus other income, was $21.1 million for the three months ended September 30, 2006, an increase of $3.0 million, or 16.41%, from the $18.1 million reported for the same period a year ago.  Other expense was $12.9 million for the three months ended September 30, 2006, an increase of $1.3 million, or 11.33%, compared to the $11.6 million reported for the same period a year ago.  Revenue growth has outpaced expense growth resulting in an improving efficiency ratio for the three months ended September 30, 2006 of 59.84% compared to 64.69% for the three months ended September 30, 2005.

Total revenue, defined as net interest income plus other income, was $58.9 million for the nine months ended September 30, 2006, an increase of $8.2 million, or 16.17%, from the $50.7 million reported for the same period a year ago.  Other expense was $37.2 million for the nine months ended September 30, 2006, an increase of $3.8 million, or 11.26%, compared to the $33.4 million reported for the same period a year ago.  Revenue growth has outpaced expense growth resulting in an improving efficiency ratio for the nine months ended September 30, 2006 of 61.99% compared to 65.62% for the nine months ended September 30, 2005.

Balance Sheets

Our total assets increased $292.0 million to $1.9 billion at September 30, 2006, or 18.43%, compared to December 31, 2005.  The increase consists primarily of an increase in total loans of $226.5 million, or 18.39%, an increase in federal funds sold of $22.7 million, and an increase in investment securities of $18.3 million.  Excluding the acquisition of MSB, total assets increased $121.8 million or 7.69% during this same period.  Also, excluding the acquisition, total loans increased $110.3 million or 8.96%, federal funds sold increased $22.7 million, and investment securities were the same.

Total deposits increased $260.2 million to $1.5 billion at September 30, 2006, or 21.74%, compared to December 31, 2005.  Noninterest-bearing deposits increased $9.0 million to $167.5 million and interest-bearing deposits increased $251.2 million to $1.3 billion during the same period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 100.04% at September 30, 2006 compared to 102.87% at December 31, 2005.  Excluding the acquisition of MSB discussed above, total deposits increased $135.1 million or 11.29%.

Total stockholders’ equity increased $35.5 million to $234.2 million at September 30, 2006, or 17.86%, compared to December 31, 2005.  This increase consisted primarily of the acquisition of MSB of $29.4 million, net income of $11.4 million and $3.5 million from options exercised, which was partially offset by the payment of dividends of $3.5 million and $5.6 million related to the stock repurchase activity previously discussed in Note 5 to the Financial Statements included herein.

Asset Quality

The allowance for loan losses at September 30, 2006 was $16.7 million, or 1.15%, of total loans compared to $12.8 million, or 1.04%, at December 31, 2005.  The provision for loan losses was $4.3 million for the nine months ended September 30, 2006.  Net charge-offs year-to-date have been $1,410,000.  Management believes that the Company’s business fundamentals remain strong, and that the allowance is adequate to absorb any potential loan losses at September 30, 2006.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The following table summarizes the allowance for loan losses for the nine-month periods ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$1,347,891	$1,102,641

Allowance for loan losses balance, beginning of period	$12,773	$11,061

Less charge-offs
Commercial loans	(442)	(552)
Real estate loans	(856)	(3,837)
Consumer loans	(370)	(1,001)
Total charge-offs	(1,668)	(5,390)

Plus recoveries
Commercial loans	17	92
Real estate loans	29	49
Consumer loans	212	247
Total recoveries	258	388
Net charge-offs	(1,410)	(5,002)

Plus provision for loan losses	4,269	4,939
Plus allowance for loan losses acquired in business combinations	1,088	1,269

Allowance for loan losses balance, end of period	$16,720	$12,267

Net charge-offs to average loans (annualized)	0.140%	0.607%

The following table is a summary of the Company’s nonaccrual, past due loans and restructured loans at September 30, 2006 and September 30, 2005. The numbers indicate an increase of approximately $9.0 million in nonaccrual loans as of September 30, 2006 as compared to September 30, 2005.  Although the significant nonperforming asset we reported last quarter is still on our books, we have made substantial progress on its eventual collection, and continue to have a high level of confidence in the value of the collateral securing the credit.  We have reached an agreement with the borrower that we expect to result in a resolution by the end of this calendar year, which result may include foreclosure on the collateral.  In the event that we proceed with foreclosure, we may not achieve final resolution on this credit until the first quarter of 2007.  In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset.  At September 30, 2006, the balance in other real estate was $3.0 million compared to $3.4 million at December 31, 2005.  The following table presents a decrease of $285,000 in past due loans over 90 days.  The majority of the decrease relates to loans at Community Loan Company and United Bank & Trust, which made up $145,000 and $151,000, respectively of the past due balance at September 30, 2005.  Community Loan Company was sold during the fourth quarter of 2005.  Management believes that all significant losses related to nonaccrual loans and other real estate have been identified and provided for.

	September 30, 2006
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$14,383	$—	$—
Commercial loans	473	—	37
Consumer loans	78	12	—
Total	$14,934	$12	$37

	September 30, 2005
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$4,674	$—	$106
Commercial loans	863	151	—
Consumer loans	420	146	3
Total	$5,957	$297	$109

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

Our liquidity and capital resources are monitored on a periodic basis by management, and state and federal regulatory authorities.  Our liquidity ratio was 12.69% at September 30, 2006.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis, however these amounts are subject to collateral pledging and therefore the full amount might not be available.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At September 30, 2006, we had available borrowing capacity totaling approximately $240.0 million through various borrowing arrangements and available lines of credit.  We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of September 30, 2006, each of our subsidiary banks was considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the subsidiary banks’ capital ratios are presented in the following table:

		FOR CAPITAL	TO BE
	CAPITAL	ADEQUACY	WELL
	RATIOS	PURPOSES	CAPITALIZED

As of September 30, 2006
Total Capital to Risk Weighted Assets:
Consolidated	12.31%	8.00%	N\A
Gainesville Bank & Trust	10.94%	8.00%	10.00%
United Bank & Trust	10.60%	8.00%	10.00%
Community Trust Bank	10.57%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.48%	8.00%	10.00%
First National Bank of the South	11.26%	8.00%	10.00%
First National Bank of Gwinnett	11.49%	8.00%	10.00%
Mountain State Bank	11.66%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	11.23%	4.00%	N\A
Gainesville Bank & Trust	9.88%	4.00%	6.00%
United Bank & Trust	9.41%	4.00%	6.00%
Community Trust Bank	9.32%	4.00%	6.00%
HomeTown Bank of Villa Rica	9.52%	4.00%	6.00%
First National Bank of the South	10.26%	4.00%	6.00%
First National Bank of Gwinnett	10.31%	4.00%	6.00%
Mountain State Bank	10.68%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	9.79%	4.00%	N\A
Gainesville Bank & Trust	8.32%	4.00%	5.00%
United Bank & Trust	7.64%	4.00%	5.00%
Community Trust Bank	8.25%	4.00%	5.00%
HomeTown Bank of Villa Rica	8.00%	4.00%	5.00%
First National Bank of the South	8.67%	4.00%	5.00%
First National Bank of Gwinnett	9.26%	4.00%	5.00%
Mountain State Bank	9.81%	4.00%	5.00%

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At September 30, 2006, approximately $2.3 million of retained earnings at our subsidiary banks was available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin, on a tax equivalent basis, was 4.39% for the nine months ended September 30, 2006, compared to 4.26% for the same period in 2005, an increase of 13 basis points.  The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings.  The Company continues to experience growth in loans and deposits while maintaining its competitive pricing.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Yields	Average		Yields
	Balances	Interest	/Rates	Balances	Interest	/Rates
	(Dollars in thousands)
Assets
Interest earning assets:
Taxable securities	$197,053	$6,058	4.11%	$191,077	$5,360	3.75%
Nontaxable securities*	11,067	576	6.96%	14,671	711	6.48%
Federal funds sold	15,760	490	4.16%	9,693	236	3.26%
Interest bearing deposits in banks	1,937	84	5.80%	1,224	34	3.71%
Loans, net of unearned income	1,336,904	84,565	8.46%	1,094,527	58,816	7.18%
Total interest earning assets	1,562,721	91,773	7.85%	1,311,192	65,157	6.64%
Noninterest earning assets:
Unrealized gains (losses) on securities	(4,998)			(1,757)
Allowance for loan losses	(14,460)			(12,482)
Nonaccrual loans	10,987			8,114
Cash and due from banks	23,684			26,033
Other assets	156,640			133,366
Total noninterest earning assets	171,853			153,274
Total assets	$1,734,574			$1,464,466
Liabilities & Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand & savings	$430,133	9,302	2.89%	$405,074	5,858	1.93%
Time	745,537	25,422	4.56%	541,815	12,687	3.13%
Borrowings	157,785	5,761	4.88%	160,857	4,873	4.05%
Total interest bearing liabilities	1,333,455	40,485	4.06%	1,107,746	23,418	2.83%
Noninterest bearing liabilities & stockholders’ equity:
Noninterest bearing deposits	165,148			147,571
Other liabilities	17,587			13,313
Stockholders’ equity	218,384			195,836
Total liabilities & stockholders’ equity	$1,734,574			$1,464,466
Net interest spread			3.79%			3.81%
Net interest income*		51,288			41,739
Less: Tax equivalent adjustment		184			228
Net interest income		$51,104			$41,511
Net interest margin*			4.39%			4.26%

*Fully tax equivalent

Net interest income increased $3.7 million, or 25.17%, for the three months ended September 30, 2006 compared to the same period in 2005.  The net increase consists of an increase in interest income of $10.1 million, or 42.15%, less an increase in interest expense of $6.4 million, or 68.69%, for the three-month period.  Net interest income increased $9.6 million, or 23.11%, for the nine months ended September 30, 2006 compared to the same period in 2005.  The net increase consists of an increase in interest income of $26.7 million, or 41.06%, less an increase in interest expense of $17.1 million, or 72.88%, for the nine-month period.  These increases reflect an increase of $252 million in average interest-earning assets for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The change in net interest income resulted from increases in volume and interest rates.  These variances include the impact of the acquisition of MSB in May 2006 and FNBG in March 2005.

Other Income

Other income for the three months ended September 30, 2006, decreased by $712,000, compared to the same period in 2005.  Service charges on deposit accounts and mortgage origination fees remained stable compared with the prior-year quarter. The majority of the decline in other income reflects the loss of insurance commissions due to the sale of Community Loan Company in the fourth quarter of 2005, and a decrease in gain on sale of securities.  Other income for the nine months ended September 30, 2006, decreased by $1,301,000, compared to the same period in 2005.  Service charges on deposit accounts and mortgage origination fees remained stable compared with the prior-year quarter.  The majority of the decline in other income reflects the loss of insurance commissions due to the sale of Community Loan Company in the fourth quarter of 2005, a decrease in other income related to the culmination of certain outside service contracts and a decrease in gain on sale of securities.

Other Expense

Other expense increased by approximately $1.3 million, or 11.33%, for the three months ended September 30, 2006 compared to the same period in 2005.  The increase is due primarily to an increase in salaries and employee benefits expense of $738,000.  Net occupancy and equipment expenses increased $177,000.  Other expense increased by approximately $3.8 million, or 11.26%, for the nine months ended September 30, 2006 compared to the same period in 2005.  The increase is due primarily to an increase in salaries and employee benefits expense of $2,498,000.  Net occupancy and equipment expenses increased $499,000.  These increases can be partially attributed to the inclusion of MSB since the date of its acquisition.

Income Tax Expense

Income tax expense increased by $199,000 for the three-month period ended September 30, 2006, compared to the same period in 2005.  The effective tax rate for the three-month period ended September 30, 2006 was 34.61%, compared to 34.24% for the same period in 2005.  Income tax expense increased by $2,055,000 for the nine-month period ended September 30, 2006, compared to the same period in 2005.  The effective tax rate for the nine-month period ended September 30, 2006 was 34.56%, compared to 32.46% for the same period in 2005.

Net Income

Net income increased by $312,000, or 7.99%, for the three months ended September 30, 2006, compared to the same period in 2005. Net income increased by $3,144,000, or 37.87%, for the nine months ended September 30, 2006, compared to the same period in 2005.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
	(In thousands)

Commitments to extend credit	$233,124	$288,448
Financial standby letters of credit	8,852	8,650
Other standby letters of credit	1,224	1,569
Credit card commitments	6,552	7,229
Total	$249,752	$305,896

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of September 30, 2006, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity
Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income
+100	3.97%
Flat	—
-100	(4.25)%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets.

Item 4.                                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures based on paragraph (b) of Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Internal Control over Financial Reporting

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no repurchase activity during the quarter ended September 30, 2006.  All repurchase activity occurred during the quarter ended June 30, 2006.

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

GB&T BANCSHARES, INC.

DATE:	11/9/2006	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	11/9/2006	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer