Form 10-K
period 2006-12-31
GB&T BANCSHARES INC
filed 2007-03-16
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-24203

GB&T Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2400756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Jesse Jewell Parkway, S.E.
Gainesville, Georgia	30501
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (770) 532-1212

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
(Title of Class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

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

Large accelerated filer   ☐        Accelerated filer   ☒        Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2006 was approximately $278,858,339 based on the closing price of the common stock on the Nasdaq Global Select Market of $21.76 per share on that date.  For this purpose, directors and executive officers have been assumed to be affiliates.

As of March 1, 2007, the Company had issued and outstanding 14,170,027 shares of the 20,000,000 authorized shares of its no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2006 fiscal year end are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of GB&T Bancshares, Inc. (the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our ability to recover on the impaired loans, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected (both generally and in our markets), resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) economic, governmental or other factors may prevent the projected population and commercial growth in the counties in which we operate;  (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged;  (6) costs or difficulties related to the integration of our acquired businesses may be greater than expected; (7) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; and (9) adverse changes may occur in the equity markets. You should refer to the risks detailed below under the heading “Risk Factors” and throughout this Report and in our periodic and current reports filed with the Securities and Exchange Commission for specific factors which could cause our actual results to be materially different from those expressed or implied by these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We do not intend to, and assume no responsibility for updating or revising any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.            BUSINESS

The Company

GB&T Bancshares was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, we completed a reorganization of Gainesville Bank & Trust to the current holding company structure by acquiring all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of GB&T Bancshares common stock. The acquisition was accounted for as a pooling of interests. We operate as a multi-bank holding company. All of our business activities are conducted through our subsidiaries. At December 31, 2006, we had seven wholly owned bank subsidiaries, Gainesville Bank & Trust, (“GBT”), United Bank & Trust, (“UBT”), Community Trust Bank, (“CTB”), HomeTown Bank of Villa Rica, (“HTB”), First National Bank of the South, (“FNBS”), First National Bank of Gwinnett, (“FNBG”) and Mountain State Bank (“MSB”).

Through our subsidiary banks, we offer a wide range of lending services, including real estate, consumer and commercial loans to individuals, small businesses and other organizations that are located in or conduct a substantial portion of their business in our markets. We complement our lending operations with a full array of retail deposit products and fee-based services to support our clients including checking accounts, money market accounts, savings accounts and certificates of deposit. We also offer a variety of other traditional banking services to our customers, including drive-up and night depository facilities, 24-hour automated teller machines, internet banking, telephone banking and limited trust services.

Market Areas and Competition

We currently conduct business through 32 branches in our subsidiary banks’ market areas of Hall, Polk, Paulding, Cobb, Carroll, Baldwin, Bartow, Putnam, Clarke, Gwinnett, Dawson, Forsyth, Fulton and Lumpkin Counties, Georgia.  These market areas geographically surround metropolitan Atlanta. According to 2005 data from the U.S. Census Bureau, the average projected population growth in our markets from 2005 to 2010 is expected to be 22.7% compared to a U.S. average of 6.3%.

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

Community Banking.    We believe that, in our market areas, customers are attracted and retained primarily through personal customer service and a local, community-oriented atmosphere in which they can feel comfortable and trust the bank personnel with whom they are dealing. In order to maintain this atmosphere, as we have acquired new banks and grown internally, we generally maintain the management team of each separate bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making. By keeping with this community banking strategy, we feel that our employees and customers will forge long-term, mutually beneficial relationships. By keeping management local and accessible to customers, we believe our banks can respond more quickly to our customers’ needs than other, larger banks.  Although we intend to maintain the relatively autonomous community bank atmosphere, due to the growth our company has experienced in the past several years, we focused our attention on maintaining asset and credit quality at all of our bank subsidiaries from a centralized, holding company level.  To further this effort, in 2006 we appointed Sid J. Sims, a twenty-eight year banking veteran, to the newly created position of Executive Vice President and Chief Credit Officer, who has assumed the responsibility of managing asset and credit quality throughout our company.

Growth Strategy.    Our strategy is to continue pursuing expansion into attractive, high growth markets around the metropolitan Atlanta area through acquisitions of community banks and the establishment of de novo branch offices. Since February 2000, we have integrated eight bank acquisitions through mergers with their holding companies or merging the banks into Gainesville Bank & Trust. We focus our acquisition strategy on high-quality community banks with proven management teams that view combining with us as forging a partnership rather than as an exit strategy. Our goal is to maintain the management team of each acquired bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making, while simultaneously increasing efficiency by consolidating administrative and back office operations.

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

In addition, in connection with the acquisition of Southern Heritage Bank, which now operates as a division of GBT, we assumed $4.1 million in aggregate principal amount of trust preferred securities which have substantially the same terms as our other trust preferred securities except that they have a fixed rate of interest and may be redeemed at our option on or after June 26, 2008. As of December 31, 2006, we had $29.9 million in aggregate principal amount of trust preferred securities outstanding. See the notes to the consolidated financial statements for further information on the trust preferred securities.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction, and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes. We also lend to residential contractors and developers in our market areas. We attempt to obtain a security interest in real estate whenever possible. As of December 31, 2006, approximately 90% of our loan portfolio was secured by real estate.

We also provide commercial and consumer installment loans to our customers that are secured by collateral other than real estate. Such loans are typically of multiple-year duration and, if not variable rate, bear interest at a rate tied to our cost of funds of equivalent maturity.

Our loan portfolio at December 31, 2006 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Dollars in thousands)

Real Estate-Mortgage	$643,765	43.0%
Real Estate-Construction	702,809	46.9
Commercial	115,792	7.8
Consumer	31,756	2.1
Other	3,579	0.2
Total	$1,497,701	100.0%

Real Estate-Mortgage.    We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed, income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 15 to 25-year period with balloon payments due at the end of one to nine years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may by subject to adverse conditions in the real estate market.

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

Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal bankruptcy or other hardships.

Lending Policies.    The boards of directors of our subsidiary banks establish and periodically review the subsidiary banks’ lending policies and procedures. Our board of directors adopted a company-wide lending policy in 2004. Despite our centralized policy, we may grant our subsidiary banks the flexibility to adapt our lending policy to conditions in their specific market areas. However, in order to properly recognize the benefits of that flexibility within the parameters of our lending policy, in late 2006 we appointed Sid J. Sims as our Chief Credit Officer to oversee the lending practices of all our subsidiary banks.  There are also regulatory restrictions on the dollar amount of loans available for each lending relationship. State banking regulations provide that no secured loan relationship may exceed 25% of the subsidiary banks’ statutory capital or net assets, as defined, and no unsecured loan relationship may exceed 15% of statutory capital, except in limited circumstances. National banking regulations provide that no loan relationship may exceed 15% of the subsidiary banks’ Tier 1 capital. Our subsidiary banks occasionally sell participation interests in loans to other lenders, including our other subsidiary banks, primarily when a loan exceeds the subsidiary banks’ legal lending limits.

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

Employees

As of December 31, 2006, we had 505 full-time equivalent employees, of which 154 were employed by Gainesville Bank & Trust, 35 were employed by United Bank & Trust, 73 were employed by Community Trust Bank, 49 were employed by HomeTown Bank of Villa Rica, 51 were employed by First National Bank of the South, 20 were employed by First National Bank of Gwinnett, 50 were employed by Mountain State Bank and 73 were employed by the holding company.  We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

Supervision and Regulation

We, like the rest of the banking industry, are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders.

Legislation and regulations authorized by legislation influence, among other things:

•      How, when and where we may expand geographically;

•      Into what product or service market we may enter;

•      How we must manage our assets; and

•      Under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.  The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

General.  The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the Financial Institutions Code of Georgia (the “FICG”), respectively.

GBT, UBT, CTB, HTB and MSB are state banks incorporated under the laws of Georgia and are subject to examination by the Georgia Department and the Federal Deposit Insurance Corporation (“FDIC”).  FNBS and FNBG are nationally chartered banks incorporated under the laws of the United States and are subject to examination by the FDIC and the Office of the Comptroller of the Currency (“OCC”).  All of our banks’ deposits are insured by the FDIC to the maximum extent provided by law.  The FDIC, OCC, the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the Georgia Department regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions.  The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed.  As a result, the Company, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions.  The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions.  De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state.  Georgia does not permit de novo branching by an out-of-state bank.  Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition.  Georgia has adopted an interstate banking statute that removed restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.  However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years.

Restrictions on Transactions with Affiliates.  We and our subsidiary banks are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on: the amount of a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exemption by the Federal Reserve; the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10.0% of a bank’s capital and surplus and, as to all affiliates combined, to 20.0% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

We and our subsidiary banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

We are also subject to restrictions on extensions of credit to our executive officers, directors, principal shareholders and their related interests.  These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

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

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company.  To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act.  In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company. The Company has not filed an application to become a financial holding company.

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

If, in the opinion of the federal banking agencies, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  See “Prompt Corrective Action”.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

During 2006, the Company paid a total of $0.36 per share to its shareholders.  At December 31, 2006, the Company could declare approximately $12.5 million in dividends without further regulatory approval.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%.  Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  At December 31, 2006, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 12.12% and 10.86%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 1.0% to 2.0%.  Our Leverage Ratio at December 31, 2006 was 9.44%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Banks are subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business.  As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “Prompt Corrective Action”.

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

Support of Subsidiary Institutions.  Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, our subsidiary banks.  This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support.  In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks.  In the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

At December 31, 2006, all our banks had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action, except for HTB which was considered “adequately capitalized”.  On March 1, 2007, the Company injected sufficient capital at HTB for it to obtain “well capitalized” status.

FDIC Insurance Assessments.  The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance.  Member institutions pay deposit insurance assessments to the Deposit Insurance Fund, or the “DIF.”  The FDIC previously maintained the Savings Association Insurance Fund and the Bank Insurance Fund, which primarily insured the deposits of banks and state chartered savings banks.  These two funds were merged into the DIF effective March 31, 2006.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005, or the “Reform Act.”  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors.  The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned.  Risk Category I, which contains the least risky depository institutions, is expected to include more than 90 percent of all institutions.  Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information.  The new assessment rates for nearly all financial institutions (Risk Category I) are expected to vary between five and seven basis points, or five to seven cents for every $100 of domestic deposits.  The riskiest institutions (Risk Category IV) may be assessed up to 43 basis points.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

In addition to the assessments for deposit insurance, institutions are required to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund.  During 2006, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.28 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards.  The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.  In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA.  See “Prompt Corrective Action”.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.  The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), our subsidiary banks, as FDIC insured institutions, have a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator.  The Banks have received satisfactory ratings in their CRA examinations.

Privacy.  The GLB Act also modified laws related to financial privacy.  The new financial privacy provisions generally prohibit a financial institution from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure.  A financial institution is also required to provide its privacy policy annually to its customers.  Compliance with the implementing regulations was mandatory effective July 1, 2001.  Our subsidiary banks implemented the required financial privacy provisions by July 1, 2001.

Effect of Governmental Monetary Policies.  The earnings of our subsidiary banks are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply.  The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings.  The Federal Reserve also conducts open market transactions in United States government securities.

USA Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001.  The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws.  The Patriot Act amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control to establish regulations which, among others, set standards for identifying customers who open an account and promoting cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

On March 2, 2006, Congress passed the USA Patriot Act Improvement and Reauthorization Act of 2005.  This act reauthorized all provisions of the Patriot Act that would otherwise have expired, made 14 of the 16 sunsetting provisions permanent, and extended the sunset period of the remaining two for an additional four years.

Proposed Legislation and Regulatory Action.  New regulations and statutes are regularly proposed that contain certain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

We have recently experienced significant growth through acquisitions, including the acquisitions of Lumpkin County Bank and Southern Heritage Bank in August 2004, the acquisition of First National Bank of Gwinnett in March 2005 and the acquisition of Mountain State Bank in May 2006.  These acquisitions could place a strain on our resources, systems, operations and cash flow. Our ability to manage these acquisitions will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate acquired businesses into our company. If we fail to do so, our business, financial condition and operating results will be negatively impacted.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 90% of our total loans were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.

Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in Hall, Polk, Paulding, Cobb, Carroll, Bartow, Baldwin, Putnam, Clarke, Gwinnett, Dawson, Forsyth, Fulton and Lumpkin Counties, Georgia, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.            PROPERTIES

The Company’s corporate headquarters are located at 500 Jesse Jewell Parkway, S.E., Gainesville, Georgia, in the main office of the lead bank, Gainesville Bank & Trust.  The building is jointly owned by Gainesville Bank & Trust and a related party.  The Company also has an operations center located at 1480 Jesse Jewell Parkway, Gainesville, Georgia.  Data Processing, Deposit Operations, Human Resources, Accounting and Audit are located in this facility.   The Company’s seven subsidiary banks conduct business from facilities the majority of which are owned by the respective banks, all of which are in good state of repair and appropriately designed for use as banking facilities.  The subsidiaries provide services from 32 locations, of which 21 locations are owned and 11 are leased.   In the opinion of management, all properties including improvements and furnishings are adequately insured.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Our common stock is quoted on the Nasdaq Global Select Market under the symbol “GBTB.”  The following table sets forth the high and low closing prices for our common stock as reported by the Nasdaq Global Select Market and the cash dividends declared per share of our common stock for the indicated periods.

	Closing Price		Dividends Declared Per
Calendar Period	High	Low	Share

2005
First Quarter	$24.39	$21.66	$0.076
Second Quarter	24.45	19.05	0.085
Third Quarter	24.12	20.61	0.085
Fourth Quarter	23.57	19.93	0.085

2006
First Quarter	$22.39	$20.50	$0.085
Second Quarter	22.78	20.62	0.090
Third Quarter	21.98	20.20	0.090
Fourth Quarter	22.74	20.66	0.090

(b)           As of March 1, 2007, there were approximately 3,854 holders of record of our common stock.

(c)           Dividends are paid at the discretion of our board of directors. We have historically paid dividends on a quarterly basis as set forth in the table above. We intend to continue paying cash dividends, but the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of earnings, capital requirements and our financial condition and will depend on cash dividends paid to us by our subsidiary banks. Dividends from our subsidiary banks are our primary source of funds for the payment of dividends to our shareholders, and there are various legal and regulatory limits on the extent to which our subsidiary banks may pay dividends or otherwise supply funds to us.  See “Supervision and Regulation” section discussed earlier in this Report. In addition, federal and state agencies have the authority to prevent us from paying a dividend to our shareholders. Thus, while we intend to continue paying dividends, we can make no assurances that we will continue to pay dividends or that we will not reduce the amount of dividends paid in the future.

(d)           During the fourth quarter of 2006, the Company did not repurchase any of its equity securities.

ITEM 6.            SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report.  This information is only a summary and should be read in conjunction with our historical financial statements and related notes.  The year ended December 31, 2006 includes the acquisition of Mountain Bancshares, Inc. which was completed on May 1, 2006 and accounted for as a purchase.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this and our prior acquisitions.

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Summary Balance Sheet Data:
Total loans	$1,497,701	$1,231,410	$955,880	$709,958	$542,834
Allowance for loan losses	24,676	12,773	11,061	8,726	7,538
Net loans (1)	1,473,025	1,218,637	944,819	701,232	535,296
Earning assets (2)	1,708,509	1,427,484	1,144,540	850,505	678,315
Total assets	1,900,376	1,584,094	1,274,136	944,278	742,232
Total deposits	1,480,168	1,197,026	928,603	728,629	580,248
Subordinated debt	29,898	29,898	29,898	15,464	15,000
Stockholders’ equity (3)	233,338	198,711	174,715	96,843	60,353

Summary Income Statement:
Interest income	126,575	90,815	58,274	46,792	38,956
Interest expense	57,393	33,836	17,952	15,288	14,897
Net interest income	69,182	56,979	40,322	31,504	24,059
Provision for loan losses	15,744	5,916	1,406	1,406	845
Net interest income after provision	53,438	51,063	38,916	30,098	23,214
Other income	10,513	11,631	11,778	9,928	8,062
Other expense	50,159	44,825	36,180	29,693	21,748
Income before income taxes	13,792	17,869	14,514	10,333	9,528
Provision for income taxes	4,271	5,878	4,676	2,608	3,019
Net income	9,521	11,991	9,838	7,725	6,509

Net Income Per Share:
Basic	0.70	0.96	1.05	1.06	1.08
Diluted	0.68	0.93	1.04	1.03	1.06
Cash dividends declared	0.36	0.33	0.30	0.29	0.27
Book value	16.51	15.54	14.84	11.40	9.01
Tangible book value	9.95	10.32	10.19	7.51	7.59

Average Balances:
Total loans	1,379,203	1,131,883	807,340	608,131	446,518
Earning assets	1,598,719	1,343,345	973,246	740,818	544,672
Intangible assets	84,108	70,947	42,030	17,331	632
Total assets	1,776,709	1,496,792	1,082,701	813,134	587,330
Total deposits	1,374,419	1,123,577	834,100	637,688	456,769
Stockholders’ equity	223,112	198,004	118,271	73,144	47,443

Other Data:
Number of:
Common shares outstanding	14,132	12,784	11,772	8,493	6,696
Basic average shares outstanding	13,652	12,562	9,340	7,313	6,016
Diluted average shares outstanding	13,956	12,880	9,472	7,469	6,125

Performance Ratios:
Return on average assets	0.54	0.80	0.91	0.95	1.11
Return on average equity	4.27	6.06	8.32	10.56	13.72
Return on average tangible assets	0.56	0.84	0.95	0.97	1.11
Return on average tangible equity	6.85	9.44	12.90	13.84	13.90
Average loans to average deposits	100.35	100.74	96.79	95.36	97.76

Asset Quality Ratios:
Nonperforming loans to net loans (1)(4)	1.74	0.54	1.10	0.55	1.37
Nonperforming assets to total assets (5)	1.59	0.63	0.86	0.60	1.11
Net charge-offs to average total loans	0.36	0.47	0.14	0.18	0.15
Allowance for loan losses to total nonperforming loans	96.50	194.15	106.49	227.12	102.98
Allowance for loan losses to total loans	1.65	1.04	1.16	1.23	1.39

Capital Ratios:
Average equity to average assets	12.56	13.23	10.92	9.00	8.08
Average tangible equity to average tangible assets	8.21	8.91	7.33	7.01	7.98
Tangible equity to tangible assets	7.78	8.70	9.84	7.00	6.94
Leverage ratio	9.44	10.71	12.58	8.63	10.22
Tier 1 risk-based capital ratio	10.86	12.80	15.15	10.62	11.26
Total risk-based capital ratio	12.12	13.80	16.27	11.80	12.51

(1)   Net loans include the outstanding principal balances of loans less unearned income, net deferred fees and the allowance for loan losses.

(2)   Earning assets include interest-bearing deposits in banks, federal funds sold, securities available for sale, restricted equity securities, loans net of unearned income, less unrealized gains (losses) on securities and nonaccrual loans.

(3)   The increase in stockholders’ equity for the years ended December 31, 2006, 2005 and 2004 related to business combinations was 15%, 12% and 34%, respectively. Net income less dividends declared represented 2%, 4% and 7% of the total increase for the same periods, respectively.

(4)   Nonperforming loans include nonaccrual loans, other impaired loans and loans past due 90 days or more and still accruing interest.

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

•      “Earning assets” is defined as total assets plus the allowance for loan losses less cash and due from banks, premises and equipment, goodwill and intangible assets, other assets, unrealized gains (losses) on securities and nonaccrual loans. This measure is important to many investors because for financial institutions, their net interest income is directly related to their level of earning assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures.

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Book value per common share	$16.51	$15.54	$14.84	$11.40	$9.01
Effect of intangible assets per share	(6.56)	(5.22)	(4.65)	(3.89)	(1.42)
Tangible book value per common share	$9.95	$10.32	$10.19	$7.51	$7.59

Equity to assets	12.28	12.54	13.71	10.26	8.13
Effect of intangible assets	(4.50)	(3.84)	(3.87)	(3.26)	(1.19)
Tangible equity to tangible assets	7.78	8.70	9.84	7.00	6.94

Return on average assets	0.54	0.80	0.91	0.95	1.11
Effect of intangible assets	0.02	0.04	0.04	0.02	—
Return on average tangible assets	0.56	0.84	0.95	0.97	1.11

Return on average equity	4.27	6.06	8.32	10.56	13.72
Effect of intangible assets	2.58	3.38	4.58	3.28	0.18
Return on average tangible equity	6.85	9.44	12.90	13.84	13.90

Average equity to average assets	12.56	13.23	10.92	9.00	8.08
Effect of average intangible assets	(4.35)	(4.32)	(3.59)	(1.99)	(0.10)
Average tangible equity to average tangible assets	8.21	8.91	7.33	7.01	7.98

Total assets	$1,900,376	$1,584,094	$1,274,136	$944,278	$742,232
Plus:
Allowance for loan losses	24,676	12,773	11,061	8,726	7,538
Less:
Cash and due from banks	(25,876)	(30,748)	(20,723)	(17,584)	(18,113)
Premises and equipment	(41,776)	(37,014)	(31,548)	(25,813)	(20,774)
Intangible assets	(92,794)	(66,750)	(54,745)	(33,043)	(9,522)
Other assets	(43,494)	(32,245)	(23,646)	(22,010)	(14,525)
Unrealized (gains) losses on securities	2,187	3,936	64	(716)	(3,015)
Nonaccrual loans	(14,790)	(6,562)	(10,059)	(3,333)	(5,506)
Earning assets	$1,708,509	$1,427,484	$1,144,540	$850,505	$678,315

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

Executive Summary

The Company, headquartered in Gainesville, Georgia, consists of a network of community banks in growth areas of Georgia with approximately $1.9 billion in total consolidated assets as of December 31, 2006. We believe that maintaining autonomy within our subsidiary banks serves the unique needs of each community we serve. We focus on strong asset quality and sound management teams and use economies of scale to enhance our profitability. Our results reflect a combination of internal and acquisition growth. Prior to 2006, we had completed seven acquisitions.  On May 1, 2006, we completed the acquisition of Mountain Bancshares, Inc. and its banking subsidiary Mountain State Bank.    We continue to build infrastructure to support our growth.

As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary banks. The following table sets forth our subsidiary banks and selected data related to each bank as of December 31, 2006:

Bank	Number of Branches	Market Area Counties	Total Assets at December 31, 2006
			(in thousands)

Gainesville Bank & Trust (with divisions Southern Heritage Bank and Bank of Athens)	11	Hall, Clarke, Cobb	$636,446
United Bank & Trust	3	Polk, Bartow	104,111
Community Trust Bank	6	Paulding, Cobb	319,210
HomeTown Bank of Villa Rica	3	Carroll, Paulding	267,233
First National Bank of the South	3	Baldwin, Putnam	210,975
First National Bank of Gwinnett	1	Gwinnett	170,039
Mountain State Bank	5	Dawson, Forsyth, Lumpkin, Fulton	212,685

We derive the majority of our income from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Approximately 90% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  The financial performance for the year ended December 31, 2006 was impacted by the additional loan loss provision taken in the fourth quarter of 2006 related to several loan relationships at HomeTown Bank of Villa Rica determined to have multiple policy violations.  Please see “Results of Operations – Asset Quality” for further discussion concerning the additional loan loss provision.

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

We measure and monitor the following factors as key indicators of our financial performance:

•      Net income

•      Earnings per share

•      Loan and deposit growth

•      Credit quality

Below is a summary of the performance of these key indicators for the year ended December 31, 2006 as compared to the year ended December 31, 2005:

•      Net income of $9.5 million compared to $12.0 million

•      Diluted earnings per share of $0.68 compared to $0.93

•      Net interest margin of 4.34% compared to 4.26%

•      Loan growth of $266.3 million or 21.6% (12.9% excluding acquisition of Mountain Bancshares, Inc.)

•      Deposit growth of $283.1 million or 23.7% (13.3% excluding acquisition of Mountain Bancshares, Inc.)

•      Return on average assets of 0.54% compared to 0.80%

•      Return on average equity of 4.27% compared to 6.06%

•      Nonperfoming assets ratio of 1.59% compared to 0.63%

•      Net charge-off ratio of 0.36% compared to 0.47%

Effect of Economic Trends

During the three years ended December 31, 2004, our rates on both short-term or variable rate interest-earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve, however during 2005 and continuing through 2006, both these rates increased.

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

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During all of 2003 and substantially all of 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During 2004, many economists believed the economy began to show signs of strengthening, and the Federal Reserve increased the short-term interest rate by 100 basis points during the second, third and fourth quarters of 2004 and by 200 basis points during 2005. In 2006, the short-term interest rate continued to increase by 50 basis points during the first quarter and another 50 basis points during the second quarter of 2006.  Many economists believe that the Federal Reserve will lower rates during 2007. No assurance can be given that the Federal Reserve will actually lower interest rates or that the results we anticipate will actually occur.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have remained stable. The general economy and loan demand declined slightly during 2001 and continued to decline throughout 2002. In 2003, the economy began to show signs of improvement which continued through 2004, 2005 and 2006. Our growth has not been significantly impacted by the previously mentioned economic conditions.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are reviewed and discussed periodically by our Audit Committee and are described in the notes to our consolidated financial statements as of December 31, 2006 included in this report. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

We use an 8 point rating system for our loans. Ratings of 1 to 4 are considered “pass ratings”, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating loan officer rates all loans based on this system, and the ratings are adjusted as needed to reflect the current status of the loan.  The loan officers are trained to rate loans in a timely and accurate manner based on current information.  These ratings are reviewed regularly by the loan committee of the respective bank subsidiary, an outside independent loan review firm, our accountants, and by the applicable regulator for accuracy.

A general allowance will be maintained for all loans rated 1 to 4 and for all homogeneous loan pools such as consumer, credit card and residential mortgage.  Management will develop a range of expected losses for each risk grade and for each pool.  This range of losses will be management’s best estimate based on actual loss experience, industry loss experience, loan portfolio trends and characteristics of the markets it serves.  On a quarterly basis, management will evaluate each of the loan categories and determine the expected loss levels from the range previously established.

All loans rated 5, 6, 7 and 8, as well as any other impaired loan of a significant amount, will be individually analyzed and a specific reserve assigned.  This analysis will include information from management’s Problem Asset Review Committee which meets quarterly and reviews credit relationships of one million and above and rated 5 through 8.  Management, considering current information and events regarding a borrower’s ability to repay its obligations, considers a loan to be impaired when the ultimate collection of all amounts due, according to the contractual terms of the loan agreement, is in doubt.  When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  If the loan is collateral dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment.  Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.  A majority of our impaired loans are collateral dependent.  The allowance for loan losses on these loans is determined based on fair value estimates (net of selling costs) of the respective collateral.  The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance.  Most of our collateral dependent impaired loans are secured by real estate.  The fair value of these real estate properties is generally determined based on appraisals performed by a certified or licensed appraiser.  Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

The remainder of the balance in the reserve for loan losses is unallocated.  The unallocated reserve represents management’s estimate of the probable losses inherent in the loan portfolio that have not been fully provided for through the specific reserve calculations.  Factors considered in determining the unallocated reserve are overall economic conditions, the rapid rise of real estate prices over the past three years in our markets, the recent slowdown in real estate activity, the number of new and relatively inexperienced banks and bankers entering our markets and offering aggressive terms and pricing, our concentration in commercial and consumer real estate loans and the experience and historic performance of our lenders.

Goodwill.  Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In July 2006, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Effect of Recent Business Acquisitions

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc. the parent company of Mountain State Bank, which is headquartered in Dawsonville, Dawson County, Georgia, and has branches in Dawson, Forsyth, Fulton and Lumpkin Counties.  Mountain State Bank became a wholly owned subsidiary of the Company.  The Company issued 1,088,924 shares of its capital stock and approximately $10.3 million in cash in exchange for all of the issued and outstanding common shares of Mountain Bancshares, Inc.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $26.0 million.  Mountain State Bank’s results of operations from May 1, 2006, are included in the consolidated results of operations for the year ended December 31, 2006.  The results of operations for the years ended December 31, 2005 and 2004 do not include the results of operations of Mountain Bancshares, Inc.

On March 1, 2005, the Company completed the acquisition of FNBG Bancshares, Inc. the parent company of First National Bank of Gwinnett in Duluth, Gwinnett County, Georgia, which resulted in First National Bank of Gwinnett becoming a wholly owned subsidiary of the Company.  The Company issued 845,128 shares of its capital stock and approximately $3.8 million in cash in exchange for all of the issued and outstanding common shares of FNBG Bancshares, Inc.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $16.4 million.  First National Bank of Gwinnett’s results of operations from March 1, 2005, are included in the consolidated results of operations for the year ended December 31, 2005.  The results of operations for the year ended December 31, 2004 does not include the results of operations of FNBG Bancshares, Inc.

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

Financial Condition

Total Assets.    Our total assets increased $316.3 million or 20.0% during 2006 compared to $310.0 million or 24.3% during 2005. The increase in 2006 consists primarily of an increase in total loans of $266.3 million or 21.6%, and an increase in goodwill and intangible assets of $26.0 million. Excluding the acquisition of Mountain Bancshares, Inc., total assets increased $150.8 million, or 9.5%, during 2006. Also, excluding the acquisition, total loans increased $158.8 million or 12.9%.  For the year ended December 31, 2005 as compared with the year ended December 31, 2004, the acquisition of FNBG Bancshares, Inc. accounted for approximately $139.0 million of the increase in total assets.  The overall growth in 2006 and 2005 is consistent with management’s plans. The competition for deposits plays an important role in our overall growth.

Total Loans.    Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans increased 21.6% or $266.3 million for the year ended December 31, 2006.  Exclusive of the acquisition of Mountain Bancshares, Inc., which represented $107.5 million of this increase, total loans increased $158.8 million or 12.9%.  This increase is compared to an increase of $275.5 million or 28.8% during 2005.  Exclusive of the acquisition of FNBG Bancshares, Inc., which represented $101.5 million of the increase in 2005, total loans increased $174.0 million or 18.2%.  As of December 31, 2006 and 2005, our loan-to-deposit ratio was 101.2% and 102.9%, respectively. At December 31, 2006 and 2005, we had total outstanding borrowings of $168.4 million and $173.7 million, respectively. These funds have been used to fund loan growth. The utilization of borrowings to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-funds ratio was 90.8% and 89.8% at December 31, 2006 and 2005, respectively.

Total Deposits.    During 2006, total deposits grew by $283.1 million or 23.7%. Exclusive of the acquisition of Mountain Bancshares, Inc., which accounted for $124.0 million of this increase, total deposits grew $159.1 million or

13.3% during 2006 compared to an increase of $158.8 million or 17.1% in 2005, exclusive of the acquisition of FNBG Bancshares, Inc.

Results of Operations—For the Years Ended December 31, 2006, 2005 and 2004

Net Interest Income and Earning Assets.   During 2006 and 2005, we continued to experience moderate internal growth in interest-earning and total assets which was funded by increases in deposits and the retention of net profits. During 2006, we experienced additional growth through the acquisition of Mountain Bancshares, Inc. and in 2005 through the acquisition of FNBG Bancshares, Inc. as explained above. We recorded net income of $9.5 million, $12.0 million and $9.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets increased to 4.34% for the year ended December 31, 2006 from 4.26% for the year ended December 31, 2005. This increase is attributable to increases in interest rates by the Federal Reserve in 2005 and 2006 in addition to increased loan volume. In 2006, the average yield on interest-earning assets increased to 7.93% from 6.78% in 2005 and the average yield on interest-bearing liabilities increased to 4.20% in 2006 from 3.00% in 2005. The overall change in the interest rate spread from 2005 to 2006 was a decrease of 5 basis points. The decrease in the net interest spread is a result of increases in time deposit volume at an average rate 136 basis points above the average in 2005 and increases in interest-bearing demand and savings volume at an average rate 92 basis points above the 2005 average, partially offset by increases in loan volume at an average rate 120 basis points above the average in 2005. Total average interest-earning assets increased by $255.4 million, to $1,598.7 million at December 31, 2006 as compared to 2005 and average interest-bearing liabilities increased by $238.1 million, to $1,367.8 million for the same period. We continue to experience growth in our portfolios while maintaining our competitive pricing.

The net yield on average interest-earning assets increased by 8 basis points to 4.26% from 4.18% for the year ended December 31, 2005 as compared to 2004. The increased net yield in 2005 was primarily attributable to increases in loan volume in addition to increases in interest rates.

Net interest income increased by $12.2 million to $69.2 million in 2006, compared to an increase of $16.7 million in 2005. The increase for both years continues to reflect the continued increase in interest-earning assets during 2006 and 2005. The change in net interest income is primarily the result of the increases in net volume versus changes in net interest rates. These variances include the impact of the acquisition of Mountain Bancshares in 2006 and the acquisition of FNBG Bancshares in 2005.

Other Income.  Other income decreased during 2006 by $1.1 million compared to a decrease of $147,000 in 2005. For the year ended December 31, 2006, service charges on deposit accounts decreased by $135,000, other service charges and fees decreased by $151,000 and securities transactions, net decreased by $569,000.  These decreases were partially offset by an increase in mortgage origination fees of $398,000.  For the year ended December 31, 2005, service charges on deposit accounts increased by $292,000 and mortgage origination fees increased by $275,000, which was offset by a decrease in other service charges and fees of $712,000.  The decrease in other service charges and fees can be attributed to the loss of insurance commissions due to the sale of Community Loan Company in 2005 and the loss of processing fees due to an expired contract.

Other Expense.    Other expense increased $5.3 million and $8.6 million for the years ended December 31, 2006 and 2005, respectively. Increases in salaries and employee benefits represent the most significant portions of these increases, which increased by $3.7 million and $5.4 million for the years ended 2006 and 2005, respectively. The number of full-time equivalent employees increased by 34 employees in May 2006 due to the acquisition of Mountain Bancshares, Inc.  In addition to the additional salary expense related to new employees for eight months of 2006, we incurred increases due to increases in profit sharing contributions, health insurance costs, incentive compensation, certain severance payments and normal salary increases for the years ended December 31, 2006 and 2005.  Other operating expenses increased by $882,000 and $2.1 million, respectively, for the years ended December 31, 2006 and 2005. The increase in other operating expenses in 2006 included increases in marketing and public relations of $124,000, ATM and data processing expense of $82,000, supplies, postage and telephone expense of $68,000 and a loss of $306,000 recorded in the fourth quarter of 2005 on the sale of Community Loan Company.  The increases in all of the above categories can be partially attributed to the inclusion of Mountain Bancshares, Inc. for the year ended December 31, 2006, since the acquisition date of May 1, 2006.

Income Tax Expense.   Income tax expense decreased by $1.6 million to $4.3 million in 2006 from $5.9 million in 2005. The decrease in 2006 was attributable to decreased profits primarily related to the additional loan loss provision taken in the fourth quarter of 2006 as discussed below.  The effective tax rate for year ended December 31, 2006 was 31.0%, compared to 32.9% for 2005.

Income tax expense increased by $1.2 million to $5.9 million in 2005 from $4.7 million in 2004.  The increase in 2005 was attributable to increased profits.  The effective tax rate for the year ended December 31, 2005 was 32.9%, compared to 32.2% for 2004.

Net Income.    Net income decreased by $2.5 million for the year ended December 31, 2006 when compared to 2005.  This decrease is primarily attributable to the additional loan loss provision taken in the fourth quarter of 2006 as discussed below.  The increase in net income for the year ended December 31, 2005 was $2.2 million or 21.9% when compared to 2004.  This increase is directly related to the increase in net interest income and the inclusion of First National Bank of Gwinnett in 2005, which is partially offset by increases in other expenses and the additional loan loss provision taken in the second quarter of 2005.

Asset Quality.    The provision for loan losses was $15.7 million during 2006, compared to $5.9 million in 2005.  This increase was due primarily to an additional provision of $9.7 million taken in the fourth quarter of 2006 at HTB arising from a recent examination conducted by the FDIC and relates to several loan relationships originated by the president of that bank in which it has become apparent that this officer did not follow numerous bank loan policies and procedures, including loan approval authorities, collateral requirements, inadequate documentation, and other underwriting guidelines.  This officer is no longer employed by the bank.  Management, along with the assistance of its external loan reviewer, has conducted a review of all loans within this officer’s portfolio.  Management has also consulted with the FDIC following the conclusion of its examination regarding its recommendations as to the appropriate amount for the increase in the reserve.  The Company is actively pursuing several courses of action to improve its position on the impaired loans and to mitigate any actual losses on these loans.  However, as of the date of this report, it is too early to determine the success of these actions.

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

The following table presents details of the provision for loan losses, nonaccrual loans and related categories.  The increase in nonaccrual loans is related to two large loan relationships totaling $9.4 million at HTB and CTB.   As shown in “Summary of Loan Loss Experience” below, the consumer related charge-offs consist of many smaller balance loans while the real estate related charge-offs consist of only a few larger balance loans. Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, therefore minimizing the risk of loss.  Consumer loans, however, may be secured by consumer goods and automobiles, or may be unsecured, and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonperforming loans at December 31, 2006 was 96.50%, which was down from 194.15% at December 31, 2005. This decrease is due to nonaccrual loans increasing to $14.8 million at December 31, 2006 from $6.6 million at December 31, 2005 as well as the increase in the provision for loan losses in 2006 to $15.7 million compared to $5.9 million for 2005.  Based on management’s evaluations, management believes the allowance for loan losses is adequate to absorb potential losses on existing loans.

	Years ended December 31,
	2006	2005
	(Dollars in thousands)

Total charge-offs	$5,570	$5,761
Total recoveries	641	452
Net charge-offs (recoveries)	4,929	5,309
Total nonaccrual loans	14,790	6,562
Loans past due 90 days	10	17
Other real estate	4,673	3,431
Provision for loan losses	15,744	5,916
Allowance/Total loans	1.65%	1.04%
Net charge-offs (recoveries)/Average loans	0.357%	0.469%
Allowance/Nonperforming loans	96.50%	194.15%

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

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making such commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2006 and December 31, 2005 are as follows:

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Commitments to extend credit	$425,391	$288,448
Financial standby letters of credit	7,544	8,650
Other standby letters of credit	1,129	1,569
Credit card commitments	6,595	7,229
Total	$440,659	$305,896

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, we maintain relationships with correspondent banks which could provide funds on short notice. As of December 31, 2006, we had amounts borrowed under federal funds purchase lines and securities sold under repurchase agreements of $41.1 million compared to $45.5 million as of December 31, 2005. These borrowings typically mature within one to four business days. In November 2004, the Company completed the sale of 1,651,680 shares of its common stock in a secondary stock offering receiving net proceeds of approximately $35.4 million.  The Company used the proceeds of the offering for general corporate purposes.

The following table sets forth certain information about contractual cash obligations as of December 31, 2006.

	Payments Due after December 31, 2006
	Total	1 Year Or Less	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in thousands)

Subordinated debt	$29,898	$—	$—	$—	$29,898
Operating leases	8,431	936	1,688	617	5,190
Federal Home Loan Bank advances	96,498	51,700	30,270	8,988	5,540
Total contractual cash obligations	$134,827	$52,636	$31,958	$9,605	$40,628

Our operating leases represent short-term obligations, normally with maturities of one year or less, with the exception of one lease entered into in 2005 which has a maturity of 25 years.  Many of the operating leases have thirty-day cancellation provisions.

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2006, our liquidity ratio was 11.76%. Our liquidity ratio is measured by the ratio of net cash, federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. Our banks have lines of credit available to meet any unforeseen liquidity needs. Also, our banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2006, we had available borrowing capacity totaling approximately $262.7 million through various borrowing arrangements and available lines of credit. We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of December 31, 2006, the Company and its subsidiary banks were considered to be well-capitalized as defined in the FDICIA and based on regulatory minimum capital requirements, with the exception of HTB which was considered adequately capitalized. The Company has infused capital into HTB during the first quarter of 2007 to bring them back to a well-capitalized status.  The Company and its subsidiary banks’ capital ratios as of December 31, 2006 are presented in the following table:

	Capital Ratios	For Capital Adequacy Purposes	To Be Well Capitalized
Total Capital to Risk Weighted Assets:
Consolidated	12.12%	8.00%	N/A
Gainesville Bank & Trust	11.47	8.00	10.00%
United Bank & Trust	10.09	8.00	10.00
Community Trust Bank	10.73	8.00	10.00
HomeTown Bank of Villa Rica	8.54	8.00	10.00
First National Bank of the South	11.57	8.00	10.00
First National Bank of Gwinnett	11.27	8.00	10.00
Mountain State Bank	10.29	8.00	10.00

Tier 1 Capital to Risk Weighted Assets:
Consolidated	10.86%	4.00%	N/A
Gainesville Bank & Trust	10.48	4.00	6.00%
United Bank & Trust	8.94	4.00	6.00
Community Trust Bank	9.47	4.00	6.00
HomeTown Bank of Villa Rica	7.25	4.00	6.00
First National Bank of the South	10.58	4.00	6.00
First National Bank of Gwinnett	10.28	4.00	6.00
Mountain State Bank	9.15	4.00	6.00

Tier 1 Capital to Average Assets:
Consolidated	9.44%	4.00%	N/A
Gainesville Bank & Trust	8.41	4.00	5.00%
United Bank & Trust	7.49	4.00	5.00
Community Trust Bank	7.99	4.00	5.00
HomeTown Bank of Villa Rica	5.74	4.00	5.00
First National Bank of the South	9.12	4.00	5.00
First National Bank of Gwinnett	9.24	4.00	5.00
Mountain State Bank	9.77	4.00	5.00

In 2005, the Company began construction of a branch in Athens, Georgia for the Athens division of Gainesville Bank & Trust.  The cost of the building, including furniture, fixtures and equipment was approximately $1.5 million.  The building was completed in the second quarter of 2006.

Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2006, approximately $12.5 million of retained earnings at our subsidiary banks were available for dividend declaration without regulatory approval.

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

	Years Ended December 31,
		2006			2005			2004
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
				(Dollars in thousands)

Taxable securities	$200,983	$8,436	4.20%	$194,093	$7,287	3.75%	$139,054	$4,706	3.38%
Nontaxable securities (5)	13,516	866	6.41	14,023	910	6.49	16,063	1,082	6.74
Federal funds sold	16,014	812	5.07	9,842	327	3.32	13,106	163	1.24
Interest-bearing deposits in banks	2,176	145	6.66	1,077	42	3.90	2,329	27	1.16
Loans (2) (4)	1,366,030	116,593	8.54	1,124,310	82,541	7.34	802,694	52,642	6.56

Total interest-earning assets	1,598,719	126,852	7.93%	1,343,345	91,107	6.78%	973,246	58,620	6.02%

Unrealized gains (losses) on securities	(4,483)			(2,175)			324
Allowance for loan losses	(15,247)			(12,499)			(9,856)
Nonaccrual loans	13,174			7,573			4,646
Cash and due from banks	23,566			24,996			20,347
Other assets	160,980			135,552			93,994

Total	$1,776,709			$1,496,792			$1,082,701

Interest-bearing demand & savings	$430,143	12,786	2.97%	$407,551	8,337	2.05%	$331,999	4,053	1.22%
Time	776,798	36,652	4.72	560,786	18,816	3.36	393,352	9,326	2.37
Borrowings	160,820	7,955	4.95	161,370	6,683	4.14	119,291	4,573	3.83

Total interest-bearing liabilities	1,367,761	57,393	4.20%	1,129,707	33,836	3.00%	844,642	17,952	2.13%

Noninterest-bearing demand	167,477			155,241			108,749
Other liabilities	18,359			13,840			11,039
Stockholders’ equity (3)	223,112			198,004			118,271

Total	$1,776,709			$1,496,792			$1,082,701

Net interest income		$69,459			$57,271			$40,668
Net interest spread			3.73%			3.78%			3.89%
Net yield on average interest-earning assets			4.34%			4.26%			4.18%

(1)           Average balances were determined using the daily average balances.

(2)           Average balances of loans are net of deferred costs and fees and nonaccrual loans.

(3)           Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders’ equity at ($2,842,000), ($1,306,000), and $210,000 for 2006, 2005, and 2004, respectively.

(4)           Interest and fees on loans include $6,690,000, $5,944,000 and $4,146,000 of loan fee income for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)           Yields on nontaxable securities are presented on a tax-equivalent basis.

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

	Years Ended December 31,
	2006 to 2005			2005 to 2004
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)

Income from interest-earning assets:
Interest and fees on loans	$14,709	$19,343	$34,052	$6,842	$23,057	$29,899
Interest on taxable securities	887	262	1,149	559	2,022	2,581
Interest on nontaxable securities	(11)	(33)	(44)	(39)	(133)	(172)
Interest on federal funds sold	221	264	485	213	(49)	164
Interest on interest-bearing deposits in other banks	42	61	103	36	(21)	15
Total interest income	15,849	19,896	35,745	7,611	24,876	32,487

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	3,960	489	4,449	3,210	1,074	4,284
Interest on time deposits	9,139	8,697	17,836	4,700	4,790	9,490
Interest on borrowings	1,295	(23)	1,272	394	1,716	2,110
Total interest expense	14,394	9,163	23,557	8,304	7,580	15,884

Net interest income	$1,455	$10,733	$12,188	$(693)	$17,296	$16,603

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

At December 31, 2006 our cumulative one year interest rate sensitivity gap ratio was 0.99. This indicates that our interest-bearing liabilities will reprice during this period at a slightly faster rate than our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

		After
		Three	After
		Months	One Year
	Within	But	But
	Three	Within	Within	After
	Months	One Year	Five Years	Five Years	Total
	(Dollars in thousands)
Interest–earning assets:
Interest-bearing deposits	$1,848	$—	$—	$—	$1,848
Federal funds sold	1,445	—	—	—	1,445
Securities (1)	27,631	31,368	99,067	52,183	210,249
Loans	1,005,696	204,993	285,703	1,309	1,497,701

Total interest-earning assets	1,036,620	236,361	384,770	53,492	1,711,243

Interest-bearing liabilities:
Interest-bearing demand and savings	$447,994	$—	$—	$—	$447,994
Time deposits	200,815	543,755	136,002	73	880,645
Federal funds purchased and
repurchase agreements	41,061	—	—	—	41,061
Other borrowings	18,799	34,200	38,898	35,438	127,335

Total interest-bearing liabilities	$708,669	$577,955	$174,900	$35,511	$1,497,035

Interest rate sensitivity gap	$327,951	$(341,594)	$209,870	$17,981	$214,208

Cumulative interest rate sensitivity gap	$327,951	$(13,643)	$196,227	$214,208

Interest rate sensitivity gap ratio	1.46%	0.41%	2.20%	1.51%

Cumulative interest rate sensitivity gap ratio	1.46%	0.99%	1.13%	1.14%

(1)Does not include restricted equity securities, which consist of Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock and The Bankers Bank stock, as such assets are not interest rate sensitive.

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of December 31, 2006, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income

+100	3.51%
Flat	—
-100	(3.23)%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, as of December 31, 2006, approximately 81% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

Securities Portfolio

Types of Securities

The following table sets forth the carrying value of securities held by us as of the dates indicated:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

U. S. Treasury and U. S. government agencies and corporations	$101,806	$77,363	$59,966
Mortgage-backed securities	83,697	97,729	111,344
State and municipal securities	21,731	11,327	16,790
Equity securities (1)	11,567	10,985	9,259
Corporate bonds	1,317	—	503
	$220,118	$197,404	$197,862

(1)   Equity securities consist of Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock and The Bankers Bank stock.  For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

The amounts of debt securities as of December 31, 2006 are shown in the following table according to contractual maturities.

	U. S. Treasury
	and U. S.
	Government Agencies		State and
	and Corporations		Municipal Securities
		Yield		Yield
	Amount	(1)	Amount	(1)(2)
	(Dollars in thousands)
Maturity:
One year or less	$20,528	2.87%	$1,899	4.47%
After one year through five years	78,998	4.15	1,211	5.28
After five years through ten years	37,609	5.26	3,879	4.66
After ten years	49,685	4.58	14,742	4.23
	$186,820	4.35%	$21,731	4.39%

(1)           Yields were computed using coupon interest rates, including discount accretion and premium amortization.  The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)           Yields on municipal securities are not stated on a tax-equivalent basis.

Loan Portfolio

Types of Loans

The following table sets forth our loans by type of collateral as of the dates indicated therein:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Commercial	$115,792	$99,640	$74,437	$50,997	$43,011
Real estate – construction	702,809	481,332	294,817	185,397	120,922
Real estate – mortgage	643,765	615,594	545,614	439,779	348,229
Consumer	31,756	33,260	37,248	30,088	29,630
Other	3,579	1,584	3,764	3,697	1,042
	1,497,701	1,231,410	955,880	709,958	542,834
Less allowance for loan losses	(24,676)	(12,773)	(11,061)	(8,726)	(7,538)
Net loans (1)	$1,473,025	$1,218,637	$944,819	$701,232	$535,296

(1)  Loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2006 are shown in the following table according to contractual maturity.

(Dollars in thousands)

Commercial
One year or less	$71,693
After one through five years	39,566
After five years	4,533
115,792
Real Estate - Construction
One year or less	617,828
After one through five years	82,289
After five years	2,692
702,809
Other
One year or less	258,320
After one through five years	388,797
After five years	31,983
679,100

$1,497,701

The following table summarizes loans at December 31, 2006 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$332,288
Floating or adjustable interest rates	217,633
$549,861

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories and as of the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$14,790	$6,562	$10,059	$3,333	$5,506

Loans contractually past due 90 days or more to interest or principal payments and still Accruing	10	17	328	509	1,814

Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	106	33	62	12

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	10,771	—	—	—	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2006 is as follows:

(Dollars in thousands)

Interest income that would have been recorded on nonaccrual loans under original terms	$541

Interest income that was recorded on nonaccrual loans	$164

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

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Average amount of loans outstanding (1)	$1,379,203	$1,131,887	$807,340	$608,131	$446,518

Balance of allowance for loan losses at beginning of year	$12,773	$11,061	$8,726	$7,538	$5,522

Loans charged off:
Real estate	(4,344)	(3,863)	(422)	(469)	(190)
Commercial	(681)	(666)	(185)	(295)	(77)
Consumer	(526)	(1,177)	(1,001)	(700)	(799)
Credit cards	(19)	(55)	(20)	(2)	(28)
	(5,570)	(5,761)	(1,628)	(1,466)	(1,094)

Recoveries of loans previously charged off:
Real estate	360	68	113	53	175
Commercial	29	95	66	31	2
Consumer	248	269	292	286	246
Credit cards	4	20	11	14	1
	641	452	482	384	424

Net loans charged off during the year	(4,929)	(5,309)	(1,146)	(1,082)	(670)
Allowance for loan losses acquired (sold)	1,088	1,105	2,075	864	1,841

Additions to allowance charged to expense during year	15,744	5,916	1,406	1,406	845

Balance of allowance for loan losses at end of year	$24,676	$12,773	$11,061	$8,726	$7,538

Ratio of net loans charged off during the year to average loans outstanding	0.36%	0.47%	0.14%	0.18%	0.15%

(1)       Average total loans include nonaccrual loans.

The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$1,876	7.73%	$971	8.09%	$840	7.79%	$663	7.19%	$573	7.92%
Real estate-construction	5,601	46.93	1,597	39.09	1,383	30.84	1,091	26.11	942	22.28
Real estate-mortgage	13,350	42.98	7,600	49.99	6,581	57.08	5,192	61.94	4,485	64.15
Consumer and other	3,849	2.36	2,605	2.83	2,257	4.29	1,780	4.76	1,538	5.65
Total allowance	$24,676	100.00%	$12,773	100.00%	$11,061	100.00%	$8,726	100.00%	$7,538	100.00%

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

Our allowance for loan losses was approximately $24,676,000 at December 31, 2006, representing 1.65% of total loans, compared with $12,773,000 at December 31, 2005, which represented 1.04% of total loans.

Deposits

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. Average balances were determined using daily average balances.

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$167,477	—%	$155,241	—%	$108,749	—%
Interest-bearing demand and savings deposits	430,143	2.97	407,551	2.05	331,999	1.22
Time deposits	776,798	4.72	560,786	3.36	393,352	2.37
Total deposits	$1,374,418		$1,123,578		$834,100

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category.

(Dollars in thousands)

Three months or less	$96,821
Over three through six months	92,541
Over six through 12 months	151,082
Over 12 months	71,188
Total	$411,632

Return on Equity and Assets

The following table sets forth rate of return information for the periods indicated.

	Years Ended December 31,
	2006	2005	2004

Return on assets (1)	0.54%	0.80%	0.91%
Return on equity (2)	4.27	6.06	8.32
Dividend payout ratio (3)	52.21	35.48	28.85
Equity to assets ratio (4)	12.56	13.23	10.92

(1)           Net income divided by average total assets.

(2)           Net income divided by average equity.

(3)           Dividends declared per share divided by diluted earnings per share.

(4)           Average equity divided by average total assets.

Borrowings

As part of our operating strategy, we have utilized federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which, other than certificates of deposit, have no stated maturities and are subject to withdrawal from us at any time. At December 31, 2006, we had $41.1 million in outstanding federal funds purchased and securities sold under repurchase agreements.

The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements at or for the periods ended on the dates indicated:

	At or For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Average balance outstanding	$35,720	$33,130	$19,906
Maximum amount outstanding at any month-end during the year	44,086	47,527	47,582
Balance outstanding at end of year	41,061	45,510	47,582
Weighted average interest rate during year	5.05%	3.30%	1.49%
Weighted average interest rate at end of year	5.15%	4.09%	2.10%

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” section of “Management’s Discussion and Analysis of Financial Information and Results of Operations” in this report for a discussion of market risk.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets - December 31, 2006 and 2005.

Consolidated Statements of Income – Three Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows – Three Years Ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Internal Control over Financial Reporting

The management of the Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15f and 15d-15f.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and based on such criteria, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was not effective, as demonstrated by a material weakness in the controls over loan approval, loan proceeds disbursement on construction and development loans, and problem loan reporting at HomeTown Bank of Villa Rica. The individuals charged with implementing these controls were either overridden or intimidated, thus rendering the controls ineffective.

Mauldin & Jenkins, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006.  The report is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GB&T Bancshares, Inc.

Gainesville, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that GB&T Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the breakdown of controls over loan approval, loan proceeds disbursement on construction and development loans, and problem loan reporting at HomeTown Bank of Villa Rica, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  GB&T Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  As a result of the breakdown in controls over loan approval, loan proceeds disbursement on construction and development loans, and problem loan reporting at HomeTown Bank of Villa Rica, additional risks of losses within the loan portfolio were incurred and went unidentified and unreported.  Subsequent identification of these problem loans and the risks associated with them required additional loan loss provisions and a material adjustment to the financial statements of the Company.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 12, 2007 on those financial statements.

In our opinion, management’s assessment that GB&T Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GB&T Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
March 12, 2007

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2006, no change in the Company’s internal control over financial reporting occurred that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the caption “Election of Directors” “Directors, Executive Officers Promoters and Control Persons” “Code of Ethics” and “Corporate Governance” in the definitive Proxy Statement to be filed in connection with our 2007 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement to be filed in connection with our 2007 Annual Shareholders meeting is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement to be filed in connection with our 2007 Annual Shareholders meeting is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	771,384	$11.95	174,218
Equity compensation plans not approved by security holders(2)	—	—	—
Total	771,384	N/A	174,218

(1)           GB&T Bancshares 1997 Stock Incentive Plan

(2)           N/A

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Transactions with Related Persons, Promoters, and Certain Control Persons” in the definitive Proxy Statement to be filed in connection with our 2007 Annual Shareholders meeting is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Accountants” in the definitive Proxy Statement to be filed in connection with our 2007 Annual Shareholders Meeting is incorporated herein by reference.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Contents:

1.          Consolidated financial statements:

(a)           GB&T Bancshares, Inc. and Subsidiaries:

(i)            Consolidated Balance Sheets - December 31, 2006 and 2005

(ii)           Consolidated Statements of Income – Three Years Ended December 31, 2006, 2005, and 2004

(iii)          Consolidated Statements of Comprehensive Income – Three Years Ended December 31, 2006, 2005, and 2004

(iv)          Consolidated Statements of Stockholders’ Equity – Three Years Ended December 31, 2006, 2005, and 2004

(v)           Consolidated Statements of Cash Flows – Three Years Ended December 31, 2006, 2005, and 2004

(vi)          Notes to Consolidated Financial Statements

2.          Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)           Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197 filed on September 24, 1998).

3.2

Articles of Amendment of the Registrant, dated July 8, 1998 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197 filed on September 24, 1998)

3.3

Articles of Amendment of the Registrant, dated effective June 30, 2002 (incorporated herein by reference from the Registrant’s Registration Statement on Form S-4, Registration No. 333-99461 filed on September 12, 2002)

3.4	Articles of Amendment of the Registrant, dated October 15, 2004 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 21, 2004).

3.5	By-Laws of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).

4.1	See Exhibits 3.1 and 3.2 herein for provisions of the Registrant’s Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.

*10.1	Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registration’s Registration Statement on Form S-3, Registration No.333-64197).

*10.2	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of March 5, 2007.

*10.3	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of March 7, 2007.

*10.4	GB&T Bancshares, Inc. Stock Option Plan of 1997 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mauldin & Jenkins, LLC.

24.1	Power of Attorney (included on the signatures page hereto).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

*Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

Dated: March 16, 2007	By:	/s/ Richard A. Hunt
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

GB&T BANCSHARES, INC.

By:	/s/ Richard A. Hunt	DATE March 16, 2007
Richard A. Hunt, President, Chief
Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gregory L. Hamby	DATE March 16, 2007
Gregory L. Hamby, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Philip A. Wilheit	DATE March 16, 2007
Philip A. Wilheit, Chairman and Director

By:	/s/ Samuel L. Oliver	DATE March 16, 2007
Samuel L. Oliver, Vice Chairman and
Director

By:	/s/ Alan A. Wayne	DATE March 16, 2007
Alan A. Wayne, Secretary and Director

By:	/s/ Anna B. Williams	DATE March 16, 2007
Anna B. Williams, Director

By:	/s/ James H. Moore	DATE March 16, 2007
James H. Moore, Director

By:	/s/ Dr. John W. Darden	DATE March 16, 2007
Dr. John W. Darden, Director

By:	/s/ William A. Foster, III	DATE March 16, 2007
William A. Foster, III, Director

By:	/s/ Bennie E. Hewett	DATE March 16, 2007
Bennie E. Hewett, Director

By:	/s/ James L. Lester	DATE March 16, 2007
James L. Lester, Director

By:	/s/ T. Alan Maxwell	DATE March 16, 2007
T. Alan Maxwell, Director

By:	/s/ Lowell S. (Casey) Cagle	DATE March 16, 2007
Lowell S. (Casey) Cagle, Director

By:	/s/ John E. Mansour	DATE March 16, 2007
John E. Mansour, Director

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2006

GB&T BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2006

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005
Assets
Cash and due from banks	$25,876	$30,748
Interest-bearing deposits in banks	1,848	728
Federal funds sold	1,445	568
Securities available for sale	210,249	188,127
Restricted equity securities, at cost	9,869	9,277

Loans, net of unearned income	1,497,701	1,231,410
Less allowance for loan losses	24,676	12,773
Loans, net	1,473,025	1,218,637

Premises and equipment, net	41,776	37,014
Goodwill	87,116	61,164
Intangible assets	5,678	5,586
Other assets	43,494	32,245

Total assets	$1,900,376	$1,584,094

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$151,529	$158,487
Interest-bearing	1,328,639	1,038,539
Total deposits	1,480,168	1,197,026
Federal funds purchased and securities sold under repurchase agreements	41,061	45,510
Other borrowings	97,437	98,266
Other liabilities	18,474	14,683
Subordinated debt	29,898	29,898
Total liabilities	1,667,038	1,385,383

Commitments and contingencies

Stockholders’ equity :
Capital stock, no par value; 20,000,000 shares authorized, 14,131,891 and 12,784,397 shares issued and outstanding at December 31, 2006 and 2005, respectively	186,539	157,875
Retained earnings	48,148	43,404
Accumulated other comprehensive loss	(1,349)	(2,568)

Total stockholders’ equity	233,338	198,711

Total liabilities and stockholders’ equity	$1,900,376	$1,584,094

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest income:
Loans, including fees	$116,593	$82,541	$52,642
Taxable securities	8,436	7,287	4,706
Nontaxable securities	589	618	736
Federal funds sold	812	327	163
Interest-bearing deposits in banks	145	42	27
Total interest income	126,575	90,815	58,274

Interest expense:
Deposits	49,438	27,153	13,379
Federal funds purchased, securities sold under repurchase agreements, other borrowings and subordinated debt	7,955	6,683	4,573
Total interest expense	57,393	33,836	17,952

Net interest income	69,182	56,979	40,322
Provision for loan losses	15,744	5,916	1,406
Net interest income after provision for loan losses	53,438	51,063	38,916

Other income:
Service charges on deposit accounts	6,278	6,413	6,121
Other service charges and fees	586	737	1,449
Gain (loss) on sale of securities	(16)	553	609
Mortgage origination fees	2,661	2,263	1,988
Trust fees	370	379	403
Other operating income	634	1,286	1,208
Total other income	10,513	11,631	11,778

Other expenses:
Salaries and employee benefits	29,979	26,248	20,893
Occupancy and equipment expenses, net	7,055	6,334	5,099
Other operating expenses	13,125	12,243	10,188
Total other expenses	50,159	44,825	36,180

Income before income taxes	13,792	17,869	14,514

Income tax expense	4,271	5,878	4,676

Net income	$9,521	$11,991	$9,838

Basic earnings per share	$0.70	$0.96	$1.05

Diluted earnings per share	$0.68	$0.93	$1.04

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004

Net income	$9,521	$11,991	$9,838

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, net of tax (benefit) of $528, $(1,136) and $(40), respectively	1,209	(2,183)	(131)

Reclassification adjustment for (gains) losses realized in net income, net of taxes (benefit) of $(6), $210 and $231, respectively	10	(343)	(378)

Other comprehensive income (loss)	1,219	(2,526)	(509)

Comprehensive income	$10,740	$9,465	$9,329

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Amounts in thousands, except per share amounts)

				Accumulated
				Other	Total
		Capital	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

Balance, December 31, 2003	6,794	$67,983	$28,393	$467	$96,843
Net income	—	—	9,838	—	9,838
Options exercised, net of repurchases	224	1,981	—	—	1,981
Purchase of Southern Heritage Bancorp, Inc. and Lumpkin County Bank	1,404	33,201	—	—	33,201
Tax benefit of nonqualified stock options	—	654	—	—	654
Payment for fractional shares in connection with business combinations	(1)	(30)	—	—	(30)
Capital issued in stock offering	1,652	35,418	—	—	35,418
Five-for-four stock split	1,699	—	—	—	—
Dividends declared, $.30 per share	—	—	(2,681)	—	(2,681)
Other comprehensive loss	—	—	—	(509)	(509)
Balance, December 31, 2004	11,772	139,207	35,550	(42)	174,715
Net income	—	—	11,991	—	11,991
Options exercised, net of repurchases	167	1,019	—	—	1,019
Purchase of FNBG Bancshares, Inc.	845	21,290	—	—	21,290
Tax benefit of nonqualified stock options	—	173	—	—	173
Payment for fractional shares in connection with stock split and business combinations	—	(4)	—	—	(4)
Adjustment on purchase of Southern Heritage Bancorp, Inc. and Lumpkin County Bank	—	(3,810)	—	—	(3,810)
Dividends declared, $.33 per share	—	—	(4,137)	—	(4,137)
Other comprehensive loss	—	—	—	(2,526)	(2,526)
Balance, December 31, 2005	12,784	157,875	43,404	(2,568)	198,711
Net income	—	—	9,521	—	9,521
Options exercised, net of repurchases	519	3,961	—	—	3,961
Purchase of Mountain Bancshares, Inc.	1,089	29,372	—	—	29,372
Tax benefit of nonqualified stock options	—	676	—	—	676
Payment for fractional shares in connection with business combinations	—	(6)	—	—	(6)
Stock repurchase	(260)	(5,586)	—	—	(5,586)
Stock option expense	—	247	—	—	247
Dividends declared, $.36 per share	—	—	(4,777)	—	(4,777)
Other comprehensive income	—	—	—	1,219	1,219
Balance, December 31, 2006	14,132	$186,539	$48,148	$(1,349)	$233,338

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$9,521	$11,991	$9,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,937	3,973	3,486
Provision for loan losses	15,744	5,916	1,406
Provision for losses on other real estate owned	—	—	—
(Gain) loss on sale of securities	16	(553)	(609)
Loss on sale of other real estate owned	143	18	44
Gain on disposal of premises and equipment	(12)	(21)	(468)
Deferred income taxes	(4,649)	(522)	77
Increase in interest receivable	(3,912)	(3,188)	(1,317)
Increase in interest payable	4,619	2,890	600
Increase in cash surrender value of life insurance	(800)	(728)	(772)
Net other operating activities	(1,777)	1,369	2,139

Net cash provided by operating activities	22,830	21,145	14,424

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(1,120)	(28)	(156)
Purchases of securities available for sale	(108,497)	(109,841)	(141,580)
Purchases of restricted equity securities	(1,605)	(2,302)	(3,273)
Proceeds from sale of restricted equity securities	1,296	885	1,116
Proceeds from maturities of securities available for sale	85,432	112,752	88,778
Proceeds from sales of securities available for sale	22,032	6,431	2,318
Net (increase) decrease in federal funds sold	(340)	4,414	25,640
Net increase in loans	(167,420)	(182,907)	(99,572)
Net cash acquired (provided) in business combinations	(3,291)	11	4,308
Purchase of premises and equipment	(2,505)	(4,681)	(6,376)
Proceeds from disposals of premises and equipment	12	99	2,534
Proceeds from sale of other real estate owned	2,149	1,298	1,996

Net cash used in investing activities	(173,857)	(173,869)	(124,267)

FINANCING ACTIVITIES
Net increase in deposits	159,165	158,580	36,339
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(6,449)	(2,072)	30,268
Proceeds from other borrowings	30,008	42,927	17,411
Repayment of other borrowings	(30,837)	(33,737)	(16,688)
Proceeds from issuance of subordinated debt	—	—	10,310
Proceeds from exercise of stock options	3,961	1,019	1,981
Dividends paid	(4,777)	(4,137)	(2,681)
Tax benefit of nonqualified stock options	676	173	654
Payment for fractional shares	(6)	(4)	(30)
Payment for stock repurchase	(5,586)	—	—
Proceeds from stock offering	—	—	35,418

Net cash provided by financing activities	146,155	162,749	112,982

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in thousands)

	2006	2005	2004

Net increase (decrease) in cash and due from banks	$(4,872)	$10,025	$3,139

Cash and due from banks at beginning of year	30,748	20,723	17,584

Cash and due from banks at end of year	$25,876	$30,748	$20,723

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$52,774	$31,111	$17,353
Income taxes	$10,739	$6,123	$4,848

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$4,573	$3,516	$1,062
Financed sales of other real estate owned	$1,006	$—	$—
Increase in cash surrender value of life insurance	$800	$728	$772

BUSINESS ACQUISITIONS
Capital stock issued	$29,372	$21,290	$33,213

Assets acquired (liabilities assumed)
Cash and due from banks, net of cash paid	$(3,291)	$11	$4,308
Interest-bearing deposits in banks	—	—	9
Federal funds sold	537	4,889	19,199
Securities available for sale	17,909	10,872	8,179
Restricted equity securities	1,554	634	496
Loans, net	106,279	100,229	146,290
Premises and equipment	5,628	3,755	4,916
Goodwill	25,952	16,416	19,054
Core deposit intangible	971	697	3,154
Other assets	546	1,451	2,108
Deposits	(123,708)	(109,628)	(164,237)
Other borrowings	(2,000)	(7,150)	(9,391)
Other liabilities	(1,005)	(508)	(872)
	$29,372	$21,668	$33,213

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GB&T Bancshares, Inc. (the “Company”) is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South, First National Bank of Gwinnett and Mountain State Bank (the “Banks”).  Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and five branches located in Gainesville, two branches located in Oakwood, Georgia, one branch located in Buford, Georgia, one branch located in Athens, Georgia and one loan production office located in Marietta, Georgia.  United Bank & Trust is located in Rockmart, Polk County, Georgia with the main office located in Rockmart, one branch in Cedartown, Georgia and one branch in Cartersville, Georgia.  Community Trust Bank is located in Hiram, Paulding County, Georgia with the main office and one branch in Hiram, one branch in Dallas, Georgia, one branch in Marietta, Georgia, one branch in Kennesaw, Georgia and one branch in Acworth, Georgia.  HomeTown Bank of Villa Rica is located in Villa Rica, Carroll County, Georgia with the main office and one branch located in Villa Rica and one branch located in Hiram, Georgia.  First National Bank of the South is located in Milledgeville, Baldwin County, Georgia with the main office and one branch located in Milledgeville and one branch located at Lake Oconee, Putnam County.  First National Bank of Gwinnett has one branch located in Duluth, Gwinnett County, Georgia.  Mountain State Bank is located in Dawsonville, Dawson County, Georgia with the main office in Dawsonville, two branches in Dahlonega, Georgia, one branch in Cumming, Georgia and one loan production office in Duluth, Georgia.  The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall, Clarke, Polk, Bartow, Paulding, Cobb, Carroll, Baldwin, Putnam, Gwinnett, Dawson, Lumpkin, Forsyth and Fulton Counties, respectively, and the surrounding counties.

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

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $11,063,000 and $11,398,000 at December 31, 2006 and 2005, respectively.

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due..  All interest accrued but not collected for loans that are placed on nonaccrual or are charged off is reversed against interest income.  Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of foreclosed assets at December 31, 2006 and 2005 was $4,673,000 and $3,431,000, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the third quarter and determined that there was no impairment of the carrying value as of July 31, 2006, 2005 and 2004.

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

Stock-Based Compensation

At December 31, 2006, the Company had a stock option plan for grants of options to directors, officers and employees.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.  Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Results of Operations for the years ended December 31, 2005 or 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  To give effect to the adoption of Statement 123(R),  compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of

Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.  The Company’s stock-based employee compensation plan is described more fully in Note 12.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended December 31, 2005 and 2004.

	Years ended December 31
	2005	2004
	(Dollars in thousands)

Net income, as reported	$11,991	$9,838
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	199	144
Pro forma net income	$11,792	$9,694
Earnings per share:
Basic - as reported	$0.96	$1.05
Basic - pro forma	$0.94	$1.04
Diluted - as reported	$0.93	$1.04
Diluted - pro forma	$0.91	$1.02

As permitted by SFAS 123, through December 31, 2005, the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, recognized no compensation cost for employee stock options.  Upon adoption of the fair value method under SFAS 123(R) on January 1, 2006, the Company incurred expense of $247,000 for the year ended December 31, 2006.  In addition, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share above would remain the same.  SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow.  This requirement has reduced net operating cash flow and increased net financing cash flow in all periods since the adoption of SFAS 123(R).

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares.  Potential capital shares consist of stock options.

Options to purchase 106,866 shares of common stock at prices ranging from $21.60 to $24.15 per share were outstanding during the year but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding as of December 31, 2006.

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

Recent Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.  It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements.  These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained.  At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed.  This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTE 2.                BUSINESS COMBINATION

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc. the parent company of Mountain State Bank in Dawsonville, Dawson County, Georgia, which resulted in Mountain State Bank becoming a wholly owned subsidiary of the Company.  The aggregate purchase price was $39.8 million including 1,088,924 shares of its capital stock valued at $24.0 million, $10.3 million in cash and stock options and warrants valued at $5.3 million and $197,000 in direct acquisition costs.  The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a 2 day period before and after the terms of the acquisition were agreed upon and announced.  The fair value of the stock options was determined based on the Black-Scholes-Merton option pricing model.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $26.0 million.  The goodwill will not be deductible for tax purposes.  Identifiable intangible assets of $971,000 acquired consist of a core deposit premium with an estimated weighted average useful life of 5 years.  Mountain State Bank’s results of operations from May 1, 2006 are included in the consolidated results of operations for the year ended December 31, 2006.  The results of operations for the years ended December 31, 2005 and 2004 do not include the results of operations of Mountain Bancshares, Inc.

Unaudited pro forma consolidated results of operations for years ended December 31, 2006 and 2005 as though the companies had combined as of January 1, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Net interest income	$71,321	$61,628
Net income	10,024	12,938
Basic earnings per share	0.73	0.95
Diluted earnings per share	0.72	0.92

NOTE 3.                SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2006:
U.S. Government sponsored agency securities	$102,765	$182	$(1,141)	$101,806
State and municipal securities	21,417	359	(45)	21,731
Mortgage-backed securities	85,272	147	(1,722)	83,697
Equity securities	1,698	—	—	1,698
Corporate bonds	1,284	36	(3)	1,317
	$212,436	$724	$(2,911)	$210,249

December 31, 2005:
U.S. Government sponsored agency securities	$78,938	$5	$(1,580)	$77,363
State and municipal securities	11,140	232	(45)	11,327
Mortgage-backed securities	100,277	181	(2,729)	97,729
Equity securities	1,708	—	—	1,708
December 31, 2005:	$192,063	$418	$(4,354)	$188,127

The amortized cost and fair value of debt securities available for sale as of December 31, 2006 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due within one year	$22,641	$22,422
Due from one to five years	58,977	58,164
Due from five to ten years	28,018	28,227
Due after ten years	15,830	16,041
Mortgage-backed securities	85,272	83,697
	$210,738	$208,551

Securities with an approximate carrying value of $92,500,000 and $99,496,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Gross gains	$—	$621	$638
Gross losses	(16)	(68)	(29)
Net realized gains(losses)	$(16)	$553	$609

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2006
U.S. Government sponsored agency securities	$36,323	$391	$45,137	$751	$81,460	$1,142
State and municipal securities	1,416	19	910	26	2,326	45
Mortgage-backed securities	30,902	720	37,834	1,001	68,736	1,721
Corporate bonds	300	3	—	—	300	3
Total temporarily impaired securities	$68,941	$1,133	$83,881	$1,778	$152,822	$2,911

December 31, 2005
U.S. Government sponsored agency securities	$41,523	$693	$34,114	$887	$75,637	$1,580
State and municipal securities	1,088	40	606	5	1,694	45
Mortgage-backed securities	28,585	628	65,280	2,091	93,865	2,729
Total temporarily impaired securities	$71,196	$1,361	$100,000	$2,983	$171,196	$4,354

At December 31, 2006, the unrealized losses are the result of the current yield environment.  The depreciation within the portfolio is 1.87% of the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4.                LOANS

The composition of loans is summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Commercial, financial and agricultural	$115,965	$99,919
Real estate – construction	702,809	481,332
Real estate – mortgage	643,765	615,583
Consumer	31,756	33,260
Other	3,579	1,584
	1,497,874	1,231,678
Unearned income and deferred loan fees	(173)	(268)
Allowance for loan losses	(24,676)	(12,773)
Loans, net	$1,473,025	$1,218,637

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of year	$12,773	$11,061	$8,726
Provision for loan losses	15,744	5,916	1,406
Loans charged off	(5,570)	(5,761)	(1,628)
Recoveries of loans previously charged off	641	452	482
Allowance for loan losses related to acquired loans	1,088	1,269	2,075
Allowance for loan losses related to the sale of CLC	—	(164)	—
Balance, end of year	$24,676	$12,773	$11,061

The following is a summary of information pertaining to nonperforming loans:

	As of and for the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	25,561	6,668	10,092
Total impaired loans	$25,561	$6,668	$10,092
Valuation allowance related to impaired loans	$4,314	$1,024	$1,721
Average investment in impaired loans	$12,353	$7,647	$4,647
Interest income recognized on impaired loans	$164	$118	$34
Nonaccrual loans	$14,790	$6,562	$10,059
Loans past due ninety days or more and still accruing interest	$10	$17	$328

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2006 are as follows:

(Dollars in thousands)

Balance, beginning of year	$30,607
Advances	46,293
Repayments	(50,079)
Change in directors	1,671
Balance, end of year	$28,492

NOTE 5.                PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Land	$7,013	$5,628
Land improvements	945	916
Buildings	31,133	25,805
Leasehold improvements	4,829	4,758
Furniture and equipment	19,154	17,592
Automobiles	450	431
Construction in progress	196	504
	63,720	55,634
Accumulated depreciation	(21,944)	(18,620)
	$41,776	$37,014

Depreciation expense was $3,104,000, $2,825,000 and $2,268,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Gainesville Bank & Trust main office banking facility is owned by a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a related party.

At December 31, 2006, the Company's 50% interest in the Gainesville Bank & Trust main office banking facility with a total carrying value (including land) of $3,016,000 was pledged to a subsidiary bank to secure a $259,273 borrowing of the related party.

At December 31, 2006, construction in process included costs related to deposits paid on software purchases, computer equipment not yet in service and several small renovation projects still in process.  At December 31, 2005, construction in process included costs related to the construction of a branch in Athens, Georgia, for the Athens division of Gainesville Bank and Trust.  The construction of the Athens branch building was completed in the second quarter of 2006 with an approximate cost of $1.5 million.

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

Rental expense under all operating leases amounted to $980,000, $846,000 and $707,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

(Dollars in thousands)

2007	$936
2008	844
2009	844
2010	305
2011	312
Thereafter	5,190
$8,431

NOTE 6.                INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	December 31, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets Core deposit premiums	$7,913	$2,235	$6,942	$1,356

The aggregate amortization expense was $879,000, $729,000 and $468,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)

2007	$947
2008	947
2009	947
2010	947
2011	780

Changes in the carrying amount of goodwill are as follows:

	For the Year Ended December 31,
	2006	2005	2004

Beginning balance	$61,164	$49,127	$30,111
Goodwill acquired	25,952	16,416	19,054
Write-off of CLC goodwill	—	(566)	—
Adjustment of Southern Heritage Bancorp, Inc. and Lumpkin County Bank purchase price	—	(3,813)	(38)
Ending balance	$87,116	$61,164	$49,127

In connection with the sale of CLC in 2005, goodwill with a carrying amount of $566,000 was written off and recognized in the net loss on sale.

The determination of the Southern Heritage Bancorp, Inc. and Lumpkin County Bank aggregate purchase prices were adjusted in 2005 to properly reflect the fair value of stock options issued in the business combination using the Black-Scholes-Merton option pricing model.

NOTE 7.                DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was approximately $411,632,000 and $250,694,000 respectively.  The scheduled maturities of time deposits at December 31, 2006 are as follows:

(Dollars in thousands)

2007	$744,661
2008	75,414
2009	19,155
2010	24,818
2011	16,689
$880,737

The Company had brokered time deposits at December 31, 2006 and 2005 of $104,876,000 and $41,218,000, respectively.

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $823,000 and $335,000, respectively.

NOTE 8.                SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company pledges assets to collateralize repurchase agreements based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2006 and 2005 were $37,460,000 and $20,209,000, respectively.

NOTE 9.                OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
FHLB advances, interest payable at fixed rates ranging from 2.47% to 5.55%; advances mature at various maturity dates from January 25, 2007 through September 23, 2013.	$65,888	$71,648
FHLB advances, interest payable at variable rates tied to LIBOR and overnight funds market; advances mature at various maturity dates from June 27, 2007 through April 21, 2008.	30,610	25,650
Treasury, tax and loan note option account due on demand, bearing interest equal to the 90-day Treasury bill rate.	939	968
	$97,437	$98,266

Contractual maturities of other borrowings as of December 31, 2006 are as follows:

(Dollars in thousands)

2007	$52,639
2008	14,910
2009	15,360
2010	5,988
2011	3,000
Thereafter	5,540
$97,437

The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgage, home equity and commercial loans of approximately $141,973,000, available for sale securities of approximately $7,905,000, Federal Home Loan Bank stock of $7,888,000 and cash of $1,144,000.

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $262,742,000 at December 31, 2006.  There were no other advances outstanding at December 31, 2006.

NOTE 10.              SUBORDINATED DEBT

On October 30, 2002, the Company formed a wholly-owned grantor trust to issue $15,464,000 in variable rate cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.  The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (October 30, 2032) at the option of the Company on or after October 30, 2007.  The sole assets of the grantor trust are the subordinated debentures of the Company.    The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after October 30, 2007, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.  Both financial instruments bear an identical annual rate of interest of 8.77% and 7.42% at December 31, 2006 and 2005, respectively.

On July 22, 2004, the Company formed a second wholly-owned grantor trust to issue $10,310,000 in variable rate cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.   The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (July 30, 2034) at the option of the Company on or after September 30, 2009.  The sole assets of the grantor trust are the subordinated debentures of the Company.  Both financial instruments bear an identical annual rate of interest of 8.02% and 6.67% at December 31, 2006 and 2005, respectively.

In addition, in connection with the acquisition of Southern Heritage Bancorp, Inc., the Company assumed $4,124,000 in aggregate principal amount of fixed rate trust preferred securities which have substantially the same terms as our other trust preferred securities except that they may be redeemed on or after June 26, 2008. The annual rate of interest on the trust preferred securities and on the debentures was 5.55% at December 31, 2006 and 2005.

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

The Company has guaranteed the payment of all distributions its trust subsidiaries are obligated to make, but only to the extent the Trust has sufficient funds to satisfy those payments.  The Company and the Trust believe that, taken together, the obligations of the Company under the Guarantee Agreement, the Trust Agreement, the Subordinated Debentures, and the Indenture provide, in the aggregate, a full, irrevocable and unconditional guarantee of all of the obligations of the Trust under the Preferred Securities on a subordinated basis.

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

As of December 31, 2006, the Company had $29.9 million in aggregate principal amount of trust preferred securities outstanding and $29.9 million in aggregate principal amount of debentures outstanding.

NOTE 11.              EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements.  The contributions expensed were $763,000, $360,000 and $493,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plans

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors.  The estimated amounts to be paid under the compensation plans have been partially provided through the purchase of life insurance policies on certain officers and directors.  Accrued deferred compensation of $6,641,000 and $6,255,000 is included in other liabilities as of December 31, 2006 and 2005, respectively.  Cash surrender values of $12,736,000 and $11,936,000 on the insurance policies is included in other assets at December 31, 2006 and 2005, respectively.

Stock Purchase Plan

In 2003, the Company adopted a stock purchase plan.  Under the plan, all full-time employees and directors of the Company or a subsidiary meeting certain eligibility requirements are eligible to participate in the plan.  Participants in the plan may participate through payroll deduction, direct contribution or a combination thereof.  Payroll deductions are limited to $3,500 for directors and the lesser of 10% of gross pay or $3,500 for employees.  The Company matches payroll deductions and direct contributions at a rate of 50% of the amount contributed.  The purchase price of the shares of capital stock is based on the current market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2006 and 2005, 31,222 and 25,973 shares were purchased under the plan.  Contributions expensed for the years ended December 31, 2006, 2005 and 2004 were $207,000, $193,000 and $186,000, respectively.

Dividend Reinvestment Plan

The Company has a dividend reinvestment and share purchase plan.  Under the plan, all holders of record of capital stock are eligible to participate in the plan.  Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their capital stock.  Participants may also make optional cash payments that will be invested through the plan.  All cash dividends paid to the plan administrator are invested within 30 days of the cash dividend payment date.  Cash dividends and optional cash payments will be used to purchase capital stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing.  The purchase price of the shares of capital stock is based on the average market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2006 and 2005, 38,989 and 34,988 shares were purchased under the plan, respectively.

NOTE 12.              STOCK-BASED COMPENSATION

The Company has a stock option plan in which 2,000,000 shares were approved for the granting of options to directors, officers, and employees.  Both incentive stock options and non-qualified stock options may be granted under the Plan.  Option prices are equal to the fair market value of the Company’s capital stock on the dates the options are granted.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

Other pertinent information related to the options is as follows:

	Years Ended December 31,
	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	781,131	10.48	680,281	$10.14	528,836	$9.78
Granted (1)	522,569	10.12	323,248	10.06	399,402	9.97
Exercised	(526,346)	7.83	(192,336)	8.16	(224,331)	8.84
Terminated	(5,970)	21.77	(30,062)	13.04	(23,626)	12.10
Outstanding at end of year	771,384	$11.95	781,131	$10.48	680,281	$10.14

Options exercisable at year-end	598,186	$9.75	633,766	$9.04	518,095	$8.86
Weighted-average fair value of options granted during the year		$3.07		$6.89		$8.74
Total intrinsic value of options exercised during the year		$7,548,000		$2,548,000		$3,428,000
Weighted-average remaining contractual term of exercisable options at end of year (in years)		4.20		4.43		4.61
Aggregate intrinsic value of options outstanding at end of year		$7,884,000		$8,178,000		$9,510,000
Aggregate intrinsic value of exercisable options at end of year		$7,429,000		$7,840,000		$7,906,000

(1) Included in options granted for the year ended December 31, 2006, were 436,639 options and warrants with a weighted average exercise price of $7.89 which were assumed under the plan for Mountain Bancshares, Inc.  Included in options granted for the year ended December 31, 2005, were 268,748 options and warrants with a weighted average exercise price of $7.47 which were assumed under the plan for FNBG Bancshares, Inc.  Included in options granted for the year ended December 31, 2004, were 355,652 options and warrants with a weighted average exercise price of $8.58 which were assumed under the plans for Southern Heritage Bancorp, Inc. and Lumpkin County Bank.

Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$5.89 - $8.65	481,768	4.48 years	$8.17	463,018	$8.15
$9.38 - $13.78	87,584	4.81 years	11.98	77,652	11.81
$14.15 - $21.18	75,916	7.58 years	18.82	31,266	17.18
$21.46 - $24.15	126,116	8.77 years	22.26	26,250	23.00
Total	771,384	5.52 years	11.95	598,186	9.75

The total fair value of options vested during 2006 was $273,000.  The total amount expensed for options vested during 2006 was $247,000.

The Company uses historical data to estimate volatility, option exercise, employee terminations, forfeitures and expected dividends within the valuation model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	1.66%	1.57%	$1.36%
Expected life	3 years	10 years	10 years
Expected volatility	22.36%	19.82%	28.41%
Risk-free interest rate	4.59%	4.46%	4.66%

At December 31, 2006, there was approximately $708,000 of unrecognized compensation cost related to stock based payments which is expected to be recognized over a weighted average period of 3.97 years.

NOTE 13.              INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current	$8,920	$6,400	$4,599
Deferred	(4,649)	(522)	77
Change in valuation allowance	—	—	—
	$4,271	$5,878	$4,676

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Tax provision at statutory federal rate	$4,827	$6,254	$5,080
Tax-exempt interest	(206)	(216)	(265)
Disallowed interest	31	22	16
Life insurance	(154)	(133)	(153)
State income taxes, net of credits	(146)	200	48
Other	(81)	(249)	(50)
Income tax expense	$4,271	$5,878	$4,676

The components of deferred income taxes are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$9,285	$4,455
Other real estate write-down	124	121
Deferred compensation	2,868	2,612
Deferred loan fees	92	137
Net operating loss carryforward	539	624
Securities available for sale	838	1,360
Other	86	—
	13,832	9,309
Deferred tax liabilities:
Depreciation	1,386	1,283
Accretion of discount on securities	82	49
Purchase adjustment	3,148	2,880
	4,616	4,212

Net deferred tax assets	$9,216	$5,097

For the year ended December 31, 2006, net deferred tax assets increased by $692,000 as a result of the acquisition of Mountain Bancshares, Inc.  For the year ended December 31, 2005, net deferred tax assets increased by $100,000 as a result of the acquisition of FNBG Bancshares, Inc.

NOTE 14.              EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Net income	$9,521	$11,991	$9,838

Weighted average number of capital shares outstanding	13,652	12,562	9,340
Effect of dilutive options	304	318	132
Weighted average number of capital shares outstanding used to calculate dilutive earnings per share	13,956	12,880	9,472

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

	December 31,
	2006	2005
	(Dollars in thousands)

Commitments to extend credit	$425,391	$288,448
Financial standby letters of credit	7,544	8,650
Other standby letters of credit	1,129	1,569
Credit card commitments	6,595	7,229
	$440,659	$305,896

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

Loan Commitments (Continued)

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

At December 31, 2006 and 2005, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2006 and 2005.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 16.              CONCENTRATIONS OF CREDIT

The Banks originate primarily commercial real estate, residential real estate and consumer loans to customers in Hall, Clarke, Bartow, Cobb, Polk, Paulding, Carroll, Baldwin, Putnam, Gwinnett, Dawson, Forsyth, Fulton, Lumpkin and surrounding counties.  The ability of the majority of the Company’s customers to honor their contractual obligations is dependent on their local economies as well as the metropolitan Atlanta, Georgia economy.

Ninety percent of the Company’s loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans is in the Company’s primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s market areas.  The other significant concentrations of credit by type of loan are set forth in Note 4.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of regulatory limits, or approximately $14,178,000, $1,687,000, $5,501,000, $3,888,000, $4,541,000, $3,857,000 and $4,232,000 for Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South, First National Bank of Gwinnett and Mountain State Bank, respectively.

NOTE 17.              REGULATORY MATTERS

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2006, approximately $12,500,000 of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets.  Management believes, as of December 31, 2006 the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2006, based on the regulatory framework for prompt corrective action, all of the affiliate banks are considered to be well capitalized except for HTB, which was adequately capitalized.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  On March 1, 2007, the Company injected sufficient capital at HTB for it to obtain well capitalized status.   Prompt corrective action provisions are not applicable to bank holding companies.

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$190,622	12.12%	$125,868	8%	N/A	N/A
Gainesville Bank & Trust	$61,041	11.47%	$42,559	8%	$53,199	10%
United Bank & Trust	$8,419	10.09%	$6,677	8%	$8,346	10%
Community Trust Bank	$30,560	10.73%	$22,791	8%	$28,488	10%
HomeTown Bank of Villa Rica	$17,983	8.54%	$16,846	8%	$21,058	10%
First National Bank of the South	$18,163	11.57%	$12,560	8%	$15,699	10%
First National Bank of Gwinnett	$15,426	11.27%	$10,954	8%	$13,693	10%
Mountain State Bank	$16,784	10.29%	$13,044	8%	$16,305	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$170,893	10.86%	$62,934	4%	N/A	N/A
Gainesville Bank & Trust	$55,733	10.48%	$21,280	4%	$31,919	6%
United Bank & Trust	$7,459	8.94%	$3,339	4%	$5,008	6%
Community Trust Bank	$26,989	9.47%	$11,395	4%	$17,093	6%
HomeTown Bank of Villa Rica	$15,269	7.25%	$8,423	4%	$12,635	6%
First National Bank of the South	$16,603	10.58%	$6,280	4%	$9,420	6%
First National Bank of Gwinnett	$14,075	10.28%	$5,477	4%	$8,216	6%
Mountain State Bank	$14,914	9.15%	$6,522	4%	$9,783	6%
Tier I Capital to Average Assets:
Consolidated	$170,893	9.44%	$72,389	4%	N/A	N/A
Gainesville Bank & Trust	$55,733	8.41%	$26,514	4%	$33,142	5%
United Bank & Trust	$7,459	7.49%	$3,981	4%	$4,977	5%
Community Trust Bank	$26,989	7.99%	$13,503	4%	$16,879	5%
HomeTown Bank of Villa Rica	$15,269	5.74%	$10,632	4%	$13,290	5%
First National Bank of the South	$16,603	9.12%	$7,281	4%	$9,102	5%
First National Bank of Gwinnett	$14,075	9.24%	$6,091	4%	$7,614	5%
Mountain State Bank	$14,914	9.77%	$6,108	4%	$7,635	5%

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$176,302	13.80%	$102,186	8%	N/A	N/A
Gainesville Bank & Trust	$58,099	11.41%	$40,726	8%	$50,908	10%
United Bank & Trust	$7,476	13.94%	$4,290	8%	$5,363	10%
Community Trust Bank	$24,146	10.19%	$18,965	8%	$23,706	10%
HomeTown Bank of Villa Rica	$20,331	10.59%	$15,354	8%	$19,193	10%
First National Bank of the South	$15,346	10.59%	$11,597	8%	$14,496	10%
First National Bank of Gwinnett	$14,629	11.18%	$10,470	8%	$13,088	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$163,529	12.80%	$51,093	4%	N/A	N/A
Gainesville Bank & Trust	$52,334	10.28%	$20,363	4%	$30,545	6%
United Bank & Trust	$6,806	12.69%	$2,145	4%	$3,218	6%
Community Trust Bank	$21,999	9.28%	$9,482	4%	$14,224	6%
HomeTown Bank of Villa Rica	$19,002	9.90%	$7,677	4%	$11,516	6%
First National Bank of the South	$14,001	9.66%	$5,798	4%	$8,697	6%
First National Bank of Gwinnett	$13,118	10.02%	$5,235	4%	$7,853	6%
Tier I Capital to Average Assets:
Consolidated	$163,529	10.71%	$61,051	4%	N/A	N/A
Gainesville Bank & Trust	$52,334	8.18%	$25,597	4%	$31,996	5%
United Bank & Trust	$6,806	8.99%	$3,028	4%	$3,785	5%
Community Trust Bank	$21,999	8.07%	$10,900	4%	$13,625	5%
HomeTown Bank of Villa Rica	$19,002	8.34%	$9,119	4%	$11,398	5%
First National Bank of the South	$14,001	8.39%	$6,679	4%	$8,348	5%
First National Bank of Gwinnett	$13,118	9.14%	$5,741	4%	$7,176	5%

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks, interest- bearing deposits in banks and federal funds sold	$29,169	$29,169	$32,044	$32,044
Securities	210,249	210,249	188,127	188,127
Restricted equity securities	9,869	9,869	9,277	9,277
Loans	1,473,025	1,463,077	1,218,637	1,208,643
Accrued interest receivable	13,118	13,118	8,498	8,498

Financial liabilities:
Deposits	1,480,168	1,480,841	1,197,026	1,185,874
Federal funds purchased and securities sold under repurchase agreements	41,061	41,061	45,510	45,510
Other borrowings	97,437	97,115	98,266	97,719
Subordinated debt	29,898	30,444	29,898	29,749
Accrued interest payable	11,468	11,468	6,609	6,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.                                       SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Audit and professional fees	$745	$946	$860
Stationery, forms and supplies	745	744	661

NOTE 20.                                       PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2006 and 2005 and statements of income and cash flows of GB&T Bancshares, Inc. for the years ended December 31, 2006, 2005 and 2004.

CONDENSED BALANCE SHEETS

	2006	2005
	(Dollars in thousands)
Assets
Cash	$946	$4,566
Securities available for sale	15,421	24,060
Investment in subsidiaries	242,645	191,779
Premises and equipment	4,319	4,646
Other assets	4,837	3,893

Total assets	$268,168	$228,944

Liabilities
Securities sold under agreements to repurchase	$4,500	$—
Subordinated debt	29,898	29,898
Other liabilities	432	335

Total liabilities	34,830	30,233

Stockholders’ equity	233,338	198,711

Total liabilities and stockholders’ equity	$268,168	$228,944

CONDENSED STATEMENTS OF INCOME

	2006	2005	2004
	(Dollars in thousands)
Income
Dividends from subsidiaries	$7,224	$5,324	$3,350
Management fees	1,637	1,312	1,148
Other income	3,227	3,365	1,936
	12,088	10,001	6,434

Expense
Interest	2,657	2,049	1,190
Other operating expense	8,447	6,594	4,998
	11,104	8,643	6,188

Income before income tax benefit and equity in undistributed income of subsidiaries	984	1,358	246

Income tax benefits	2,336	1,635	1,241

Income before equity in undistributed income of subsidiaries	3,320	2,993	1,487

Equity in undistributed income of subsidiaries	6,201	8,998	8,351

Net income	$9,521	$11,991	$9,838

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$9,521	$11,991	$9,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(6,201)	(8,998)	(8,351)
Depreciation	641	591	300
(Gain) loss on sale of assets	—	(2)	(371)
Net other operating activities	1,492	(789)	(1,981)

Net cash provided by (used in) operating activities	5,453	2,793	(565)

INVESTING ACTIVITIES
Purchase of securities available for sale	—	—	(31,259)
Proceeds from maturities of securities available for sale	4,028	4,080	—
Purchase of premises and equipment	(268)	(1,389)	(4,422)
Proceeds from sale of premises and equipment	—	2	2,223
Capital investment in subsidiaries	(10,925)	(4,577)	(6,000)

Net cash used in investing activities	(7,165)	(1,884)	(39,458)

FINANCING ACTIVITIES
Dividends paid	(4,777)	(4,137)	(2,681)
Proceeds from purchased funds and other short term borrowings	4,500	—	—
Proceeds from issuance of common stock	3,961	1,019	37,399
Payment to repurchase common stock	(5,586)	—	—
Payment for fractional shares	(6)	(4)	(30)
Proceeds from issuance of subordinated debentures	—	—	10,310
Proceeds from note payable	—	1,000	—
Repayment of note payable	—	(3,150)	—

Net cash provided by (used in) financing activities	(1,908)	(5,272)	44,998

Net increase (decrease) in cash	(3,620)	(4,363)	4,975

Cash at beginning of year	4,566	8,929	3,954

Cash at end of year	$946	$4,566	$8,929

NOTE 21.                                       QUARTERLY DATA (Unaudited)

	Years Ended December 31,
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest income	$34,985	$34,147	$30,774	$26,668	$25,886	$24,021	$22,029	$18,879
Interest expense	16,907	15,816	13,463	11,206	10,418	9,376	7,909	6,133

Net interest income	18,078	18,331	17,311	15,462	15,468	14,645	14,120	12,746
Provision for loan losses	11,475	1,789	1,274	1,206	977	635	3,822	482

Net interest income after provision for loan losses	6,603	16,542	16,037	14,256	14,491	14,010	10,298	12,264
Other income	2,675	2,764	2,611	2,463	2,492	3,476	2,906	2,757
Other expenses	12,977	12,860	12,578	11,744	11,406	11,551	11,273	10,595

Income before income taxes	(3,699)	6,446	6,070	4,975	5,577	5,935	1,931	4,426
Provision for income taxes	(1,774)	2,231	2,116	1,698	1,888	2,032	543	1,415

Net income	$(1,925)	$4,215	$3,954	$3,277	$3,689	$3,903	$1,388	$3,011

Earnings per share:
Basic	$(0.14)	$0.30	$0.29	$0.26	$0.29	$0.31	$0.11	$0.25
Diluted	$(0.13)	$0.30	$0.28	$0.25	$0.28	$0.30	$0.11	$0.25

NOTE 22.                                       STOCK REPURCHASE

On January 30, 2006, the Company’s Board of Directors approved the repurchase of up to approximately 2% of the Company’s outstanding common stock, no par value per share.  SunTrust Robinson Humphrey administered the purchases in open market transactions, on behalf of the Company.  The purchases were made in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act.  During the second quarter of 2006, the Company repurchased a total of 260,000 shares for a total cost of $5.6 million, the maximum share repurchase permitted by the Board.

NOTE 23.                                       SUBSEQUENT EVENT

On February 20, 2007, the Company filed a Form 8-K with the Securities and Exchange Commission to report the issuance of a press release on the same date revising its results for the quarter and year ended December 31, 2006 as a result of an increase in the Company’s allowance for loan losses.  The Company reported that it would increase its allowance for loan losses through an additional provision of approximately $9.7 million in the fourth quarter ended December 31, 2006.  The approximate after tax effect of this provision resulted in a reduction in net income of $5.9 million for the fourth quarter and year ended December 31, 2006.  In addition, loans totaling $10.8 million were placed on nonaccrual status.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GB&T Bancshares, Inc.

Gainesville, Georgia

We have audited the consolidated balance sheets of GB&T Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GB&T Bancshares, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of GB&T Bancshares, Inc.’s internal control over financial reporting and an opinion that GB&T Bancshares, Inc. had not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
March 12, 2007

Exhibit Index

Exhibit No.	Description

10.2	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of March 5, 2007.

10.3	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of March 7, 2007.

21.1	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer