Form 10-Q
period 2007-03-31
GB&T BANCSHARES INC
filed 2007-05-10
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of May 1, 2007:    14,175,242 shares; no par value.

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Assets

Cash and due from banks	$24,266	$25,876
Interest-bearing deposits in banks	1,932	1,848
Federal funds sold	4,378	1,445
Securities available for sale, at fair value	215,022	210,249
Restricted equity securities, at cost	9,888	9,869

Loans, net of unearned income	1,524,746	1,497,701
Less allowance for loan losses	25,022	24,676
Loans, net	1,499,724	1,473,025

Premises and equipment, net	41,375	41,776
Goodwill	87,116	87,116
Intangible assets	5,440	5,678
Other assets	42,086	43,494

Total assets	$1,931,227	$1,900,376

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$152,293	$151,529
Interest-bearing demand and savings	452,360	447,994
Time deposits	908,791	880,645
Total deposits	1,513,444	1,480,168
Federal funds purchased and securities sold under repurchase agreements	31,975	41,061
Federal Home Loan Bank advances	98,411	96,498
Other borrowings	641	939
Other liabilities	20,511	18,474
Subordinated debt	29,898	29,898

Total liabilities	1,694,880	1,667,038

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 14,173,992 and 14,131,891 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	186,876	186,539
Retained earnings	50,583	48,148
Accumulated other comprehensive loss	(1,112)	(1,349)

Total stockholders’ equity	236,347	233,338

Total liabilities and stockholders’ equity	$1,931,227	$1,900,376

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$32,157	$24,532
Taxable securities	2,308	1,912
Nontaxable securities	261	117
Federal funds sold	108	99
Interest-bearing deposits in banks	26	8

Total interest income	34,860	26,668

Interest expense:
Deposits	15,131	9,432
Federal funds purchased, securities sold under repurchase agreements, other borrowings and Subordinated debt	2,134	1,774

Total interest expense	17,265	11,206

Net interest income	17,595	15,462

Provision for loan losses	911	1,206

Net interest income after provision for loan losses	16,684	14,256

Other income:
Service charges on deposit accounts	1,487	1,521
Mortgage origination fees	714	525
Insurance commissions	—	2
Other operating income	555	415

Total other income	2,756	2,463

Other expenses:
Salaries and employee benefits	8,238	7,180
Occupancy and equipment expenses, net	1,902	1,629
Other operating expenses	3,723	2,935

Total other expenses	13,863	11,744

Income before income taxes	5,577	4,975

Income tax expense	1,867	1,698

Net income	$3,710	$3,277

Earnings per share:
Basic	$0.26	$0.26
Diluted	$0.26	$0.25

Weighted average shares:
Basic	14,159	12,856
Diluted	14,372	13,121

Cash dividends per common share	$0.090	$0.085

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(Dollars in thousands)

Net Income	$3,710	$3,277

Unrealized holding gains (losses) on securities available for sale arising during period, net of tax benefit	237	(391)

Other comprehensive income (loss)	237	(391)

Comprehensive income	$3,947	$2,886

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2007
(Unaudited)

	(Dollars in thousands)
				Accumulated
		Capital	Retained	Other Comprehensive	Total Stockholders'
	Shares	Stock	Earnings	Loss	Equity
Balance, December 31, 2006	14,132	$186,539	$48,148	$(1,349)	$233,338
Net income	—	—	3,710	—	3,710
Options exercised	42	271	—	—	271
Dividends declared $0.09 per share	—	—	(1,275)	—	(1,275)
Contributed capital	—	3	3
Stock option expense	—	63	—	—	63
Other comprehensive income	—	—	—	237	237

Balance, March 31, 2007	14,174	$186,876	$50,583	$(1,112)	$236,347

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
	(In thousands)
Operating Activities
Net income	$3,710	$3,277
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	782	733
Provision for loan losses	911	1,206
Amortization and (accretion), net	231	246
Net (increase) decrease in other assets	1,087	(1,661)
Net increase in other liabilities	2,037	2,464
Net cash provided by operating activities	8,758	6,265

Investing Activities
Purchases of securities available for sale	(23,552)	(3,560)
Proceeds from sales of securities available for sale	—	608
Proceeds from maturities of securities available for sale	19,144	8,043
Net increase in restricted equity securities	(19)	(89)
Net increase in interest-bearing deposits in banks	(84)	(82)
Net increase in federal funds sold	(2,933)	(21,093)
Net increase in loans	(28,031)	(43,001)
Proceeds from sale of other real estate owned	684	525
Purchase of premises and equipment	(410)	(690)
Proceeds from sale of premises and equipment	29	12
Net cash used in investing activities	(35,172)	(59,327)

Financing Activities
Net increase in deposits	33,276	79,430
Net decrease in federal funds purchased and securities sold under repurchase agreements	(9,086)	(27,502)
Proceeds from other borrowings and Federal Home Loan Bank advances	22,497	4,314
Payments on other borrowings and Federal Home Loan
Bank advances	(20,882)	(11,117)
Dividends paid	(1,275)	(1,093)
Contributed capital	3	—
Proceeds from exercise of stock options	271	1,207
Net cash provided by financing activities	24,804	45,239

Net decrease in cash and due from banks	(1,610)	(7,823)

Cash and due from banks at beginning of period	25,876	30,748

Cash and due from banks at end of period	$24,266	$22,925

Supplemental disclosure of cash paid during the period for:
Interest	$16,090	$10,133
Income taxes	$—	$427

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2.                         STOCK COMPENSATION PLANS

The Company has a stock option plan in which 2,000,000 shares were approved for the granting of options to directors, officers and employees.  Both incentive stock options and nonqualified stock options may be granted under the plan.  Option prices are equal to the fair market value of the Company’s capital stock on the dates the options are granted.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.  Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Results of Operations for the years ended December 31, 2005 or 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123 (R)”), Share-Based Payment, using the modified-prospective-transition method.  To give effect to the adoption of SFAS 123(R),  compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Results for prior periods have not been restated.

As permitted by SFAS 123, through December 31, 2005, the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, recognized no compensation cost for employee stock options.  Upon adoption of the fair value method under SFAS 123(R) on January 1, 2006, the Company incurred expense of $57,844 for the three-month period ended March 31, 2006 and $63,326 for the three-month period ended March 31, 2007.  In addition, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share would remain the same.  SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow.  This requirement has reduced net operating cash flow and increased net financing cash flow in all periods since the adoption of SFAS 123(R).

At March 31, 2007, there was approximately $734,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 4.19 years.

A summary of the status of the stock option plan at March 31, 2007 and changes during the period is shown in the following table.

	Three months ended
	March 31, 2007
		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	771,384	$11.95
Granted	20,500	19.14
Exercised	(49,365)	8.62
Forfeited	(21,040)	17.06
Outstanding at end of period	721,479	$12.24

Options exercisable at end of period	552,607	$10.05
Weighted-average fair value of options granted during period		$4.46
Total intrinsic value of options exercised during the period		$469,000
Weighted average remaining contractual term of exercisable options at end of period		4.30 years
Aggregate intrinsic value of options outstanding at end of period		$4,250,000
Aggregate intrinsic value of exercisable options at end of period		$4,465,000

A further summary of the options outstanding at March 31, 2007 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.88 - $8.65	430,438	4.68 years	$8.13	411,688	$8.11
$9.38 - $13.78	87,584	4.56 years	11.98	79,834	11.82
$14.15 - $21.18	85,841	8.09 years	19.30	26,441	18.15
$21.46 - $24.15	117,616	8.48 years	22.32	34,644	22.85
Total	721,479	5.69 years	12.24	552,607	10.05

The total fair value of options vested during the period was approximately $343,000.  The total amount expensed for options vested during the period was approximately $63,000.

The Company uses historical data to estimate volatility, option exercise, employee terminations, forfeitures and expected dividends within the valuation model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Dividend yield	1.99%	1.50%
Expected life	3 years	3 years
Expected volatility	31.69%	10.81%
Risk-free interest rate	4.62%	4.80%

NOTE 3.                         EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	14,159	12,856

Net income	$3,710	$3 ,277

Basic earnings per share	$0.26	$0.26

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,159	12,856
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	213	265
Total weighted average common shares and common stock equivalents outstanding	14,372	13,121

Net income	$3,710	$3,277

Diluted earnings per share	$0.26	$0.25

NOTE 4.                         BUSINESS COMBINATIONS

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc., the parent company of Mountain State Bank in Dawsonville, Dawson County, Georgia, which resulted in Mountain State Bank becoming a wholly owned subsidiary of the Company.  The aggregate purchase price was $39.8 million, including the issuance of 1,088,924 shares of GB&T’s capital stock to Mountain Bancshares’ stockholders valued at $24.0 million, $10.3 million in cash and stock options and warrants valued at $5.3 million and $197,000 in direct acquisition costs.  The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a two-day period before and after the terms of the acquisition were agreed upon and announced.  The fair value of the stock options and warrants was determined based on the Black-Scholes-Merton option pricing model.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $26.0 million.  The goodwill will not be deductible for tax purposes.  Identifiable intangible assets of $971,000 acquired consist of a core deposit premium with an estimated weighted average useful life of five years.  The results of operations for the three months ended March 31, 2006 do not include the results of operations for Mountain State Bank.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Mountain Bancshares acquisition.  The Company obtained third-party valuations of the core deposit intangible and fair value adjustments for loans and deposits.  In addition, the Company obtained independent appraisals of acquired premises.

Total
(In thousands)
Cash and due from banks, net of cash paid	$(3,291)
Federal funds sold	537
Securities available for sale	17,909
Restricted equity securities	1,554
Loans, net	106,279
Premises and equipment	5,628
Goodwill	25,952
Core deposit intangible	971
Other assets	546
Total assets acquired	$156,085
Deposits	$123,708
Other borrowings	2,000
Other liabilities	1,005
Total liabilities assumed	$126,713

Net assets acquired	$29,372

Unaudited pro forma consolidated results of operations for the three months ended March 31, 2007 and 2006 as though the companies had combined as of January 1, 2006 are as follows:

	Three months ended
	March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Net interest income	$17,631	$16,931
Net income	3,733	3,617
Basic earnings per share	0.26	0.26
Diluted earnings per share	0.26	0.26

NOTE 5.                         SUBSEQUENT EVENT

On May 1, 2007, the Company announced the formation of a mortgage subsidiary, GB&T Mortgage, Inc.  This new mortgage subsidiary will allow the Company to consolidate the mortgage lending services of its seven affiliate banks under one umbrella.

NOTE 6.                         RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007.   The Company has not elected to early adopt this statement and is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results including our wholly-owned subsidiaries, Gainesville Bank & Trust (“GBT”), United Bank & Trust (“UBT”), Community Trust Bank (“CTB”), HomeTown Bank of Villa Rica (“HTB”), First National Bank of the South (“FNBS”), First National Bank of Gwinnett (“FNBG”) and Mountain State Bank (“MSB”) during the periods included in the accompanying consolidated financial statements.  This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements contained or incorporated by reference in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like "may," "plan," "contemplate," "anticipate," "believe," "intend," "continue," "expect," "project," "predict," "estimate," "could," "should," "would," "will," and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) economic, governmental or other factors may prevent the projected population and commercial growth in the counties in which we operate;  (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged;  (6) costs or difficulties related to the integration of our businesses may be greater than expected; (7) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; and (9) adverse changes may occur in the equity markets.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We do not intend to, and assume no responsibility to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are reviewed and discussed periodically by our Audit Committee and are described in the notes to our audited financial statements as of December 31, 2006. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Management has discussed our critical accounting policies with the Audit Committee of the Board of Directors.

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

Goodwill.    Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations," which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or external valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In July 2006, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net income for the three months ended March 31, 2007 was $3.7 million, an increase of 13.21% compared to the same period a year ago.  Diluted earnings per share was $0.26 for the three months ended March 31, 2007, compared to $0.25 for the same period a year ago.  The return on average assets was 0.79% and the return on average equity was 6.40% for the three months ended March 31, 2007.  This compares to a return on average assets of 0.83% and a return on average equity of 6.60% for the same period a year ago.

MSB became part of the Company effective May 1, 2006.  The merger was accounted for as a purchase transaction; therefore, results of operations for MSB are not included in the results of operations for the three-month period ended March 31, 2006.

Total revenue, defined as net interest income plus other income, was $20.4 million for the three months ended March 31, 2007, an increase of $2.4 million, or 13.53%, from the $17.9 million reported for the same period a year ago.  Other expense was $13.9 million for the three months ended March 31, 2007, an increase of $2.1 million, or 18.04%, compared to the $11.7 million reported for the same period a year ago.  Revenue growth has been offset by increased expense growth resulting in an efficiency ratio for the three months ended March 31, 2007 of 66.96% compared to 64.48% for the three months ended March 31, 2006.

Balance Sheets

Our total assets increased $30.9 million to $1.9 billion at March 31, 2007, or 1.62%, compared to December 31, 2006.  The increase consists primarily of an increase in total loans of $27.0 million, or 1.81%, an increase in federal funds sold of $2.9 million, and an increase in investment securities of $4.8 million.

Total deposits increased $33.3 million to $1.5 billion at March 31, 2007, or 2.25%, compared to December 31, 2006.  Noninterest-bearing deposits increased $0.8 million to $152.3 million and interest-bearing deposits increased $32.5 million to

$1.4 billion during the same period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 100.75% at March 31, 2007 compared to 101.18% at December 31, 2006.

Total stockholders’ equity increased $3.0 million to $236.3 million at March 31, 2007, or 1.29%, compared to December 31, 2006.  This increase consisted of net income of $3.7 million and $0.2 million from options exercised, which was partially offset by the payment of dividends of $1.3 million.

Asset Quality

The allowance for loan losses at March 31, 2007 was $25.0 million, or 1.64%, of total loans compared to $24.7 million, or 1.65%, at December 31, 2006 and $13.7 million, or 1.08% at March 31, 2006.  The increase in the allowance from the prior year period was due primarily to an additional provision taken at HTB in the fourth quarter of 2006 related to problem credits discovered at HTB in an FDIC exam and an extensive internal loan review that followed.  Management has been diligent in pursuing an aggressive loan collection process on these loan relationships and has conducted extensive reviews of our loan portfolio and has met with major borrowers.   Management is comfortable with the level of reserves at HTB and believes that as of March 31, 2007, the Company’s allowance is adequate to absorb any potential losses.  In addition, management believes that the Company’s business fundamentals have been and will continue to be strengthened because of improvements to internal controls, implementation of more stringent credit administration policies and centralization of our loan approval and documentation processes.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The provision for loan losses was $0.9 million for the three months ended March 31, 2007.  Net charge-offs year-to-date have been $565,000.  Management believes the provision and net charge-off amounts recorded in the first quarter of 2007 represent more normal levels for the Company.

The following table summarizes the allowance for loan losses for the three-month periods ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$1,504,256	$1,244,261
Allowance for loan losses balance, beginning of period	$24,676	$12,773
Less charge-offs
Commercial loans	(11)	(161)
Real estate loans	(531)	(49)
Consumer loans	(110)	(156)
Total charge-offs	(652)	(366)
Plus recoveries
Commercial loans	5	6
Real estate loans	2	7
Consumer loans	80	77
Total recoveries	87	90
Net charge-offs	(565)	(276)

Plus provision for loan losses	911	1,206

Allowance for loan losses balance, end of period	$25,022	$13,703

Net charge-offs to average loans (annualized)	0.152%	0.090%

The following table is a summary of the Company’s nonaccrual, past due loans and restructured loans at March 31, 2007 and March 31, 2006. The numbers indicate an increase of approximately $23.1 million in nonaccrual loans as of March 31, 2007 as compared to March 31, 2006.  The majority of the nonaccrual balance at March 31, 2007 resides at HTB with a balance of $19.7 million.  This balance represents four large loan relationships and multiple small relationships identified in the FDIC exam of HTB and an extensive internal loan review that followed.  The majority of the remaining balance represents three relationships at other affiliates totaling $8.6 million.  The Company has assigned all loans for which we have concerns to an experienced loan workout specialist from within the Company, who will draft an action plan for the remediation of each loan.  We are also conducting loan review meetings and fully expect to see progress from this effort.  Although we believe we are making progress in our resolution of the problem assets at HTB, we nevertheless anticipate further increases in nonperforming assets in the second quarter resulting from HTB’s situation and an anticipated slowing of the real-estate market. Our goal, however, is that our efforts in resolving these issues result in lower levels of nonperforming assets later this year.  In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset.  At March 31, 2007, the balance in other real estate was $4.2 million compared to $4.7 million at December 31, 2006.  Management believes that all significant losses related to nonaccrual loans and other real estate have been identified and provided for.

	March 31, 2007
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$27,992	$—	$—
Commercial loans	2,047	—	—
Consumer loans	207	10	—
Total	$30,246	$10	$—

	March 31, 2006
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$6,511	$—	$103
Commercial loans	476	—	—
Consumer loans	127	—	—
Total	$7,114	$—	$103

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities.  Our liquidity ratio was 12.00% at March 31, 2007.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis, however these amounts are subject to collateral pledging and therefore the full amount might not be available.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At March 31, 2007, we had available borrowing capacity totaling approximately $245.4 million through various borrowing arrangements and available lines of credit.  We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of March 31, 2007, each of our subsidiary banks was considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the subsidiary banks’ capital ratios are presented in the following table:

		FOR CAPITAL	TO BE
	CAPITAL	ADEQUACY	WELL
	RATIOS	PURPOSES	CAPITALIZED

As of March 31, 2007
Total Capital to Risk Weighted Assets:
Consolidated	12.09%	8.00%	N\A
Gainesville Bank & Trust	11.58%	8.00%	10.00%
United Bank & Trust	10.73%	8.00%	10.00%
Community Trust Bank	10.76%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.39%	8.00%	10.00%
First National Bank of the South	11.82%	8.00%	10.00%
First National Bank of Gwinnett	11.35%	8.00%	10.00%
Mountain State Bank	10.78%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.83%	4.00%	N\A
Gainesville Bank & Trust	10.61%	4.00%	6.00%
United Bank & Trust	9.57%	4.00%	6.00%
Community Trust Bank	9.51%	4.00%	6.00%
HomeTown Bank of Villa Rica	9.10%	4.00%	6.00%
First National Bank of the South	10.79%	4.00%	6.00%
First National Bank of Gwinnett	10.36%	4.00%	6.00%
Mountain State Bank	9.67%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	9.54%	4.00%	N\A
Gainesville Bank & Trust	9.06%	4.00%	5.00%
United Bank & Trust	7.94%	4.00%	5.00%
Community Trust Bank	8.58%	4.00%	5.00%
HomeTown Bank of Villa Rica	7.54%	4.00%	5.00%
First National Bank of the South	9.41%	4.00%	5.00%
First National Bank of Gwinnett	9.32%	4.00%	5.00%
Mountain State Bank	9.07%	4.00%	5.00%

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At March 31, 2007, approximately $10.3 million of retained earnings at our subsidiary banks was available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin, on a tax equivalent basis, was 4.19% for the three months ended March 31, 2007, compared to 4.35% for the same period in 2006, a decrease of 16 basis points.  This decrease resulted from an increase in the yield on earning assets of 78 basis points which was more than offset by an increase in the effective cost of funds of 92 basis points.  The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings.  The Company continues to experience growth in loans and deposits while maintaining its competitive pricing.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2007			March 31, 2006
	Average		Yields	Average		Yields
	Balances	Interest	/Rates	Balances	Interest	/Rates
	(Dollars in thousands)
Assets
Interest earning assets:
Taxable securities	$202,119	$2,308	4.63%	$190,059	$1,912	4.08%
Nontaxable securities*	24,807	384	6.28%	10,332	172	6.75%
Federal funds sold	8,638	108	5.07%	9,458	99	4.25%
Interest bearing deposits in banks	1,801	26	5.85%	666	8	4.87%
Loans, net of unearned income	1,478,082	32,157	8.82%	1,237,056	24,532	8.04%
Total interest earning assets	1,715,447	34,983	8.27%	1,447,571	26,723	7.49%
Noninterest earning assets:
Unrealized gains (losses) on securities	(2,638)			(4,147)
Allowance for loan losses	(24,956)			(13,018)
Nonaccrual loans	26,174			7,205
Cash and due from banks	24,132			22,855
Other assets	177,397			136,413
Total noninterest earning assets	200,109			149,308
Total assets	$1,915,556			$1,596,879
Liabilities & Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand & savings	$446,821	3,535	3.21%	$412,978	2,646	2.60%
Time	889,410	11,596	5.29%	654,117	6,786	4.21%
Borrowings	171,395	2,134	5.05%	153,237	1,774	4.70%
Total interest bearing liabilities	1,507,626	17,265	4.64%	1,220,332	11,206	3.72%
Noninterest bearing liabilities & stockholders’ equity:
Noninterest bearing deposits	152,569			159,046
Other liabilities	20,179			16,209
Stockholders’ equity	235,182			201,292
Total liabilities & stockholders’ equity	$1,915,556			$1,596,879
Net interest spread			3.63%			3.77%
Net interest income*		17,718			15,517
Less: Tax equivalent adjustment		123			55
Net interest income		$17,595			$15,462
Net interest margin*			4.19%			4.35%

*Fully tax equivalent

Net interest income increased $2.1 million, or 13.80%, for the three months ended March 31, 2007 compared to the same period in 2006.  The net increase consists of an increase in interest income of $8.2 million, or 30.72%, less an increase in interest expense of $6.1 million, or 54.07%, for the three-month period.  These increases reflect an increase of $267.9 million in average interest-earning assets for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The change in net interest income resulted from increases in volume and interest rates.

Other Income

Other income for the three months ended March 31, 2007, increased by $293,000, compared to the same period in 2006.  Service charges on deposit accounts decreased by $34,000, which was offset by an increase in mortgage origination fees of $189,000 for the three-month period.

Other Expense

Other expense increased by approximately $2.1 million, or 18.04%, for the three months ended March 31, 2007 compared to the same period in 2006.  The increase is due primarily to an increase in salaries and employee benefits expense of $1.1 million.  Net occupancy and equipment expenses increased $273,000.  Included in the increase in other operating expenses for the three month period were increases in marketing and public relations of $105,000 and business development of $23,000, which are both partially related to the development and introduction of several new revenue generating products for 2007, and increases in legal and collection expense of $78,000, part of which is related to the loan collection efforts at HTB.  Increases were also noted in ATM and data processing expenses of $57,000, supplies, postage and telephone of $33,000, education and training of $52,000, personnel administration expense related to search fees for new employees of $50,000 and a $39,000 increase due to a loan charge-off at HTB.

Income Tax Expense

Income tax expense increased by $169,000 for the three-month period ended March 31, 2007, compared to the same period in 2006.  The effective tax rate for the three-month period ended March 31, 2007 was 33.48%, compared to 34.13% for the same period in 2006.

Net Income

Net income increased by $433,000, or 13.21%, for the three months ended March 31, 2007, compared to the same period in 2006.  These increases are directly related to the increase in net interest income which is partially offset by the increases in other expenses as discussed above.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)

Commitments to extend credit	$413,967	$425,391
Financial standby letters of credit	7,266	7,544
Other standby letters of credit	1,321	1,129
Credit card commitments	7,381	6,595
Total	$429,935	$440,659

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of March 31, 2007, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity
Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income
+100	1.43%
Flat	—
-100	(5.17)%

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

Internal Control over Financial Reporting

During the recent quarter, and in response to weaknesses uncovered by the situation at HTB, the Company has relocated control functions related to loan approval and disbursements from HTB to the holding company. These functions include, but are not limited to, daily balancing, reconciling and review of all lending activity. Otherwise, there were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

None.

Item 1A.       RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.          OTHER INFORMATION

None.

Item 6.          EXHIBITS

Exhibits
10.1

Employment Agreement by and between GB&T and Richard A. Hunt, dated as of March 5, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007).

10.2

Employment Agreement by and between GB&T and Gregory L. Hamby, dated as of March 7, 2007 (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007).

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

GB&T BANCSHARES, INC.

DATE:	5/10/2007	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	5/10/2007	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer