Form 10-Q
period 2007-06-30
GB&T BANCSHARES INC
filed 2007-08-09
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of August 1, 2007:    14,196,260 shares; no par value.

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$20,735	$25,876
Interest-bearing deposits in banks	4,965	1,848
Federal funds sold	9,062	1,445
Securities available for sale, at fair value	217,432	210,249
Restricted equity securities, at cost	10,204	9,869

Loans, net of unearned income	1,558,628	1,497,701
Less allowance for loan losses	24,551	24,676
Loans, net	1,534,077	1,473,025

Premises and equipment, net	40,987	41,776
Goodwill	87,116	87,116
Intangible assets	5,204	5,678
Other assets	55,348	43,494

Total assets	$1,985,130	$1,900,376

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$166,570	$151,529
Interest-bearing demand and savings	453,307	447,994
Time deposits	928,537	880,645
Total deposits	1,548,414	1,480,168
Federal funds purchased and securities sold under repurchase agreements	44,551	41,061
Federal Home Loan Bank advances	105,323	96,498
Other borrowings	719	939
Other liabilities	19,964	18,474
Subordinated debt	29,898	29,898

Total liabilities	1,748,869	1,667,038

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 14,176,260 and 14,131,891 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	186,972	186,539
Retained earnings	52,339	48,148
Accumulated other comprehensive loss	(3,050)	(1,349)

Total stockholders’ equity	236,261	233,338

Total liabilities and stockholders’ equity	$1,985,130	$1,900,376

 See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$32,441	$28,529	$64,598	$53,061
Taxable securities	2,271	1,978	4,579	3,890
Nontaxable securities	310	133	571	250
Federal funds sold	107	97	215	196
Interest-bearing deposits in banks	38	37	64	45
Total interest income	35,167	30,774	70,027	57,442

Interest expense:
Deposits	15,993	11,523	31,124	20,955
Federal funds purchased and securities sold under repurchase agreements	397	304	790	528
Federal Home Loan Bank advances	1,323	989	2,422	1,952
Other borrowings	647	647	1,289	1,234
Total interest expense	18,360	13,463	35,625	24,669

Net interest income	16,807	17,311	34,402	32,773

Provision for loan losses	914	1,274	1,825	2,480

Net interest income after provision for loan losses	15,893	16,037	32,577	30,293

Other income:
Service charges on deposit accounts	1,758	1,605	3,245	3,126
Mortgage origination fees	536	616	1,250	1,141
Insurance commissions	4	5	4	7
Other operating income	480	385	1,035	800
Total other income	2,778	2,611	5,534	5,074

Other expense:
Salaries and employee benefits	8,162	7,461	16,400	14,641
Occupancy and equipment expenses, net	1,851	1,710	3,753	3,339
Other operating expenses	4,101	3,407	7,824	6,342
Total other expense	14,114	12,578	27,977	24,322

Income before income taxes	4,557	6,070	10,134	11,045

Income tax expense	1,454	2,116	3,321	3,814

Net income	$3,103	$3,954	$6,813	$7,231

Earnings per share:
Basic	$0.22	$0.29	$0.48	$0.54
Diluted	$0.22	$0.28	$0.47	$0.53

Weighted average shares:
Basic	14,175	13,666	14,167	13,263
Diluted	14,343	14,000	14,357	13,563

Cash dividends per common share	$0.095	$0.090	$0.185	$0.175

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net Income	$3,103	$3,954	$6,813	$7,231

Unrealized holding losses arising during period,net of tax benefit	(1,938)	(1,193)	(1,701)	(1,584)

Other comprehensive loss	(1,938)	(1,193)	(1,701)	(1,584)

Comprehensive income	$1,165	$2,761	$5,112	$5,647

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2007

(Unaudited)

	(Dollars in thousands)
				Accumulated
				Other	Total
		Capital	Retained	Comprehensive	Stockholders'
	Shares	Stock	Earnings	Loss	Equity
Balance, December 31, 2006	14,132	$186,539	$48,148	$(1,349)	$233,338
Net income	—	—	6,813	—	6,813
Options exercised	44	288	—	—	288

Dividends declared$0.19 per share	—	—	(2,622)	—	(2,622)
Contributed capital	—	3	3
Stock option expense	—	142	—	—	142
Other comprehensive loss	—	—	—	(1,701)	(1,701)

Balance, June 30, 2007	14,176	$186,972	$52,339	$(3,050)	$236,261

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2007	2006
	(In thousands)
Operating Activities
Net income	$6,813	$7,231
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	1,548	1,506
Provision for loan losses	1,825	2,480
Amortization and (accretion), net	464	510
Stock option expense	142	119
Loss on sale of other real estate	289	29
Net increase in other assets	(117)	(2,489)
Net increase in other liabilities	1,490	1,412
Net cash provided by operating activities	12,454	10,798

Investing Activities
Purchases of securities available for sale	(38,494)	(9,167)
Proceeds from sales of securities available for sale	—	1,896
Proceeds from maturities of securities available for sale	28,731	13,774
Net increase in restricted equity securities	(335)	(1,168)
Net increase in interest-bearing deposits in banks	(3,117)	(868)
Net increase in federal funds sold	(7,617)	(9,865)
Net increase in loans	(75,595)	(84,674)
Net cash paid in business combinations	—	(3,291)
Proceeds from sale of other real estate owned	1,581	705
Purchase of premises and equipment	(788)	(1,769)
Proceeds from sale of premises and equipment	29	12
Net cash used in investing activities	(95,605)	(94,415)

Financing Activities
Net increase in deposits	68,246	93,026
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	3,490	(18,146)
Proceeds from other borrowings and Federal Home Loan Bank advances	48,840	24,890
Payments on other borrowings and Federal Home Loan Bank advances	(40,235)	(11,890)
Dividends paid	(2,622)	(2,257)
Payment for fractional shares	—	(6)
Payment for stock repurchase	—	(5,586)
Contributed capital	3	—
Proceeds from exercise of stock options	288	2,470
Net cash provided by financing activities	78,010	82,501

Net decrease in cash and due from banks	(5,141)	(1,116)

Cash and due from banks at beginning of period	25,876	30,748

Cash and due from banks at end of period	$20,735	$29,632

Supplemental disclosure of cash paid during the period for:
Interest	$34,000	$22,786
Income taxes	$855	$5,056

Noncash transaction:
Other real estate acquired in settlement of loans	$13,199	$1,521

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2.         STOCK COMPENSATION PLANS

In May 2007, the stockholders of the Company voted to adopt the 2007 Omnibus Long-Term Incentive Plan (the “2007 Incentive Plan”).  The 2007 Incentive Plan allows the Company to grant stock-based and performance-based incentive awards to officers and others who provide substantial service to the Company or any of its subsidiaries.  The 2007 Incentive Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights ("SARs"), performance awards, performance-based cash awards, dividend equivalents, and qualified stock based awards (collectively, the "awards") to officers, directors and key employees to purchase shares of common stock.  The 2007 Incentive Plan allows the Company to issue up to 1,000,000 shares.  The GB&T Bancshares, Inc. 1997 Incentive Plan (the "1997 Incentive Plan") also remains in effect and all options previously issued under the 1997 Incentive Plan continue to remain outstanding in accordance with their terms.  The total number of shares issuable under the 1997 Incentive Plan may not exceed 2,000,000 shares of the Company’s common stock.  As of May 2007, there were 174,218 unused shares of common stock available under the 1997 Incentive Plan.  Therefore, the Company can grant options and other awards amounting to an aggregate of 1,174,218 shares of common stock.

In accordance with the fair value recognition provisions of FASB Statement No. 123(R) (“SFAS 123 (R)”), Share-Based Payment the Company recognized compensation cost  (a) for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based  on  the  grant  date  fair  value  estimated  in  accordance  with  the  original  provisions of SFAS 123, and (b) for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow.

At June 30, 2007, there was approximately $695,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 4.10 years.

A summary of the status of the stock option plan at June 30, 2007 and changes during the period is shown in the following table.

	Six months ended June 30, 2007
	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	771,384	$11.95
Granted	56,947	18.03
Exercised	(52,580)	8.71
Forfeited	(34,696)	18.47
Outstanding at end of period	741,055	$12.35

Options exercisable at end of period	568,630	$10.02
Weighted-average fair value of options granted during period		$5.55
Total intrinsic value of options exercised during the period		$420,000
Weighted average remaining contractual term of exercisable options at end of period		4.10 years
Aggregate intrinsic value of options outstanding at end of period		$3,224,000
Aggregate intrinsic value of exercisable options at end of period		$3,498,000

A further summary of the options outstanding at June 30, 2007 follows.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$5.88 - $8.65	428,317	4.45 years	$8.13	428,317	$8.13
$9.38 - $13.78	85,084	4.33 years	11.93	77,584	11.77
$14.15 - $21.18	119,038	8.39 years	18.71	27,538	18.20
$21.46 - $24.15	108,616	8.20 years	22.33	35,191	22.76
Total	741,055	5.62 years	12.35	568,630	10.02

The total fair value of options vested during the period was approximately $915,000.  The total amount expensed for options vested during the period was approximately $142,000.

The Company uses historical data to estimate volatility, option exercise, employee terminations, forfeitures and expected dividends within the valuation model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Dividend yield	2.28%	1.50%
Expected life	5 years	3 years
Expected volatility	35.58%	10.81%
Risk-free interest rate	5.06%	4.80%

NOTE 3.      EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and six-month periods ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	14,175	13,666

Net income	$3,103	$3 ,954

Basic earnings per share	$0.22	$0.29

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,175	13,666
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	168	334
Total weighted average common shares and common stock equivalents outstanding	14,343	14,000

Net income	$3,103	$3,954

Diluted earnings per share	$0.22	$0.28

	Six months ended June 30,
	2007	2006
:	(In thousands, except per share amounts)
Basic Earnings Per Share
Weighted average common shares outstanding	14,167	13,263

Net income	$6,813	$7,231

Basic earnings per share	$0.48	$0.54

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,167	13,263
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	190	300
Total weighted average common shares and common stock equivalents outstanding	14,357	13,563

Net income	$6,813	$7,231

Diluted earnings per share	$0.47	$0.53

NOTE 4.        BUSINESS COMBINATIONS

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc., the parent company of Mountain State Bank in Dawsonville, Dawson County, Georgia, which resulted in Mountain State Bank becoming a wholly owned subsidiary of the Company.  The aggregate purchase price was $39.8 million, including the issuance of 1,088,924 shares of GB&T’s capital stock to Mountain Bancshares’ stockholders valued at $24.0 million, $10.3 million in cash and stock options and warrants valued at $5.3 million, and $197,000 in direct acquisition costs.  The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a two-day period before and after the terms of the acquisition were agreed upon and announced.  The fair value of the stock options and warrants was determined based on the Black-Scholes-Merton option pricing model.  The acquisition was accounted for as a purchase resulting in estimated goodwill of approximately $26.0 million.  The goodwill will not be deductible for tax purposes.  Identifiable intangible assets of $971,000 acquired consist of a core deposit premium with an estimated weighted average useful life of five years.  Mountain State Bank’s results of operations from May 1, 2006, are included in the consolidated results of operations for the three and six months ended June 30, 2006.

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

Unaudited pro forma consolidated results of operations for the six months ended June 30, 2007 and 2006 as though the companies had combined as of January 1, 2007 and 2006 are as follows:

	Six months ended
	June 30,
	2007	2006
	(Dollars in thousands, except per share amounts)
Net interest income	$34,473	$34,770
Net income	6,879	7,641
Basic earnings per share	0.49	0.58
Diluted earnings per share	0.48	0.56

NOTE 5.        STOCK REPURCHASE

On June 18, 2007, the Company’s Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, no par value per share.  The purchases will be made in the open market or in privately negotiated transactions at prevailing prices.  The timing and volume of purchases under the program will depend on market conditions.  The purchases will be accomplished in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act.  As of June 30, 2007, no shares had been repurchased by the Company.

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

The Company uses an 8 point rating system for its loans. Ratings of 1 to 4 are considered “pass ratings”, 5 is special mention, 6 is substandard, 7 is doubtful, and 8 is loss. The originating loan officer rates all loans based on this system, and the ratings are adjusted as needed to reflect the current status of the loan. The loan officers are trained to rate loans in a timely and accurate manner based on current information.  These ratings are reviewed regularly by the loan committee of the respective bank subsidiary, an outside independent loan review firm and by the applicable regulator for accuracy.

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

All loans rated 5, 6, 7 and 8, as well as any other impaired loan of a significant amount, will be individually analyzed and a specific reserve assigned.  This analysis will include information from management’s Problem Asset Review Committee which meets quarterly and reviews credit relationships of $1 million and above and rated 5 through 8.  Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired when the ultimate collection of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.  A majority of our impaired loans are collateral dependent. The allowance for loan losses on these loans is determined based on fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. Most of our collateral dependent impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

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

Goodwill.    Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations," which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or external valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In August 2006, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net income for the three months ended June 30, 2007 was $3.1 million, a decrease of 21.5% compared to the same period a year ago.  Diluted earnings per share were $0.22 for the three months ended June 30, 2007, compared to $0.28 for the same period a year ago.  The return on average assets was 0.63% and the return on average equity was 5.24% for the three months ended June 30, 2007.  This compares to a return on average assets of 0.91% and a return on average equity of 7.23% for the same period a year ago.

Net income for the six months ended June 30, 2007 was $6.8 million, a decrease of 5.8% compared to the same period a year ago.  Diluted earnings per share were $0.47 for the six months ended June 30, 2007, compared to $0.53 for the same period a year ago.  The return on average assets was 0.71% and the return on average equity was 5.82% for the six months ended June 30, 2007.  This compares to a return on average assets of 0.87% and a return on average equity of 6.93% for the same period a year ago.

Mountain State Bank (“MSB”) became part of the Company effective May 1, 2006.  The merger was accounted for as a purchase transaction; therefore, results of operations for MSB are included in the results of operations for the three and six-month periods ended June 30, 2006 from the acquisition date of May 1, 2006.

Total revenue, defined as net interest income plus other income, was $19.6 million for the three months ended June 30, 2007, a decrease of $0.3 million, or 1.69%, from the $19.9 million reported for the same period a year ago.  Other expense was $14.1 million for the three months ended June 30, 2007, an increase of $1.5 million, or 12.21%, compared to the $12.6 million reported for the same period a year ago.  Revenue growth has been offset by increased expense growth resulting in an efficiency ratio for the three months ended June 30, 2007 of 70.85% compared to 62.03% for the three months ended June 30, 2006.

Total revenue was $39.9 million for the six months ended June 30, 2007, an increase of $2.1 million, or 5.52%, from the $37.8 million reported for the same period a year ago.  Other expense was $28.0 million for the six months ended June 30, 2007, an increase of $3.7 million, or 15.03%, compared to the $24.3 million reported for the same period a year ago.  Revenue growth has been offset by increased expense growth resulting in an efficiency ratio for the six months ended June 30, 2007 of 68.87% compared to 63.19% for the six months ended June 30, 2006.

Balance Sheets

Our total assets increased $84.8 million to $2.0 billion at June 30, 2007, or 4.46%, compared to December 31, 2006.  The increase consists primarily of an increase in total loans of $60.9 million, or 4.07%, an increase in federal funds sold of $7.6 million, and an increase in investment securities of $7.5 million.

Total deposits increased $68.2 million to $1.5 billion at June 30, 2007, or 4.61%, compared to December 31, 2006.  Noninterest-bearing deposits increased $15.0 million to $166.6 million and interest-bearing deposits increased $53.2 million to $1.4 billion during the same period.   Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 100.66% at June 30, 2007 compared to 101.18% at December 31, 2006.

Total stockholders’ equity increased $2.9 million to $236.3 million at June 30, 2007, or 1.25%, compared to December 31, 2006.  This increase consisted of net income of $6.8 million and $0.3 million from options exercised, which was partially offset by the payment of dividends of $2.6 million and $1.7 million from the change in other comprehensive income.

Asset Quality

The allowance for loan losses at June 30, 2007 was $24.6 million, or 1.58%, of total loans compared to $24.7 million, or 1.65%, at December 31, 2006 and $15.5 million, or 1.09% at June 30, 2006.  The increase in the allowance from the prior year period was due primarily to an additional provision taken at HTB in the fourth quarter of 2006 related to problem credits discovered at HTB in extensive loan reviews. Management has been diligent in pursuing an aggressive loan collection process on these loan relationships and has conducted extensive reviews of our loan portfolio and has met with major borrowers.   Management is comfortable with the level of reserves at HTB and believes that as of June 30, 2007, the Company’s allowance is adequate to absorb any potential losses.  In addition, management believes that the Company’s business fundamentals have been and will continue to be strengthened because of improvements to internal controls, implementation of more stringent credit administration policies and centralization of our loan approval and documentation processes.  The allowance for loan losses is evaluated monthly and adjusted to reflect the risk in the portfolio.

The provision for loan losses was $1.8 million for the six months ended June 30, 2007.  Net charge-offs year-to-date have been $2.0 million.  Management believes the provision and net charge-off amounts recorded in the first half of 2007 reflect the continued progress of the improvements being made in the loan area.

The following table summarizes the allowance for loan losses for the six-month periods ended June 30, 2007 and 2006.

	Six months ended June 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$1,522,476	$1,305,354
Allowance for loan losses balance, beginning of period	$24,676	$12,773
Less charge-offs
Commercial loans	(145)	(268)
Real estate loans	(1,843)	(530)
Credit cards	(10)	(18)
Consumer loans	(301)	(242)
Total charge-offs	(2,299)	(1,058)
Plus recoveries
Commercial loans	207	16
Real estate loans	4	19
Credit cards	1	2
Consumer loans	137	140
Total recoveries	349	177
Net charge-offs	(1,950)	(881)

Plus provision for loan losses	1,825	2,480
Plus allowance for loan losses acquired in business combinations	—	1,088

Allowance for loan losses balance, end of period	$24,551	$15,460

Net charge-offs to average loans (annualized)	0.258%	0.136%

The following table is a summary of the Company’s nonaccrual, past due loans and restructured loans at June 30, 2007 and June 30, 2006. The numbers indicate an increase of approximately $26.6 million in nonaccrual loans as of June 30, 2007 as compared to June 30, 2006.  The majority of the nonaccrual balance at June 30, 2007 resides at HTB with a balance of $24.4 million.  This balance represents several large loan relationships and multiple small relationships identified in extensive loan reviews.  The Company has assigned all loans for which we have concerns to an experienced loan workout specialist from within the Company, who has implemented an action plan for the remediation of each loan.  We continue to conduct loan review meetings and fully expect to see progress from this effort.  Although we believe we have put the right processes in place to produce reductions in our nonperforming assets, our progress could be slowed by a continued downturn in the real estate market.  Our goal, however, is that our efforts in resolving these issues will result in lower levels of nonperforming assets later this year.  In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset.  At June 30, 2007, the balance in other real estate was $15.6 million compared to $4.7 million at December 31, 2006.  Included in the $56 million in total nonperforming assets at June 30, 2007, were 9 relationships ranging from $2.0 million to $8.6 million which accounted for 69% of total nonperforming assets.  The breakdown of total nonperforming assets includes $25 million related to residential housing, $16.9 million related to commercial real estate, $7.8 million of vacant lots and acreage and $6.9 million in other.  Management believes that all significant losses related to nonperforming assets have been identified and provided for.

	June 30, 2007
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$38,798	$—	$—
Commercial loans	1,481	—	—
Consumer loans	125	12	—
Total	$40,404	$12	$—

	June 30, 2006
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)
Real estate loans	$13,068	$—	$23
Commercial loans	707	—	—
Consumer loans	44	7	—
Total	$13,819	$7	$23

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities.  Our liquidity ratio was 11.95% at June 30, 2007.  Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs.  Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis, however these amounts are subject to collateral pledging and therefore the full amount might not be available.  Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary.  Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements.  At June 30, 2007, we had available borrowing capacity totaling approximately $241.8 million through various borrowing arrangements and available lines of credit.  We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of June 30, 2007, each of our subsidiary banks was considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements.  The Company and the subsidiary banks’ capital ratios are presented in the following table:

		FOR CAPITAL	TO BE
	CAPITAL	ADEQUACY	WELL
	RATIOS	PURPOSES	CAPITALIZED
As of June 30, 2007
Total Capital to Risk Weighted Assets:
Consolidated	11.69%	8.00%	N\A
Gainesville Bank & Trust	10.52%	8.00%	10.00%
United Bank & Trust	10.31%	8.00%	10.00%
Community Trust Bank	10.59%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.95%	8.00%	10.00%
First National Bank of the South	11.79%	8.00%	10.00%
First National Bank of Gwinnett	10.62%	8.00%	10.00%
Mountain State Bank	10.93%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.44%	4.00%	N\A
Gainesville Bank & Trust	9.61%	4.00%	6.00%
United Bank & Trust	9.13%	4.00%	6.00%
Community Trust Bank	9.34%	4.00%	6.00%
HomeTown Bank of Villa Rica	9.67%	4.00%	6.00%
First National Bank of the South	10.65%	4.00%	6.00%
First National Bank of Gwinnett	9.69%	4.00%	6.00%
Mountain State Bank	9.80%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	9.42%	4.00%	N\A
Gainesville Bank & Trust	8.75%	4.00%	5.00%
United Bank & Trust	7.55%	4.00%	5.00%
Community Trust Bank	8.62%	4.00%	5.00%
HomeTown Bank of Villa Rica	7.68%	4.00%	5.00%
First National Bank of the South	9.27%	4.00%	5.00%
First National Bank of Gwinnett	9.09%	4.00%	5.00%
Mountain State Bank	8.69%	4.00%	5.00%

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At June 30, 2007, approximately $8.2 million of retained earnings at our subsidiary banks was available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.  The net interest margin, on a tax equivalent basis, was 4.04% for the six months ended June 30, 2007, compared to 4.39% for the same period in 2006, a decrease of 35 basis points.  This decrease resulted from an increase in the yield on earning assets of 52 basis points which was more than offset by an increase in the effective cost of funds of 87 basis points.  Also impacting the decreased net interest margin was the reversal of interest income on loans placed on nonaccrual during 2007 of approximately $1.0 million and $1.8 million for the three and six month periods ended June 30, 2007, respectively.  The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings.  The Company continues to experience growth in loans and deposits while maintaining its competitive pricing.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Yields	Average		Yields
	Balances	Interest	/Rates	Balances	Interest	/Rates
	(Dollars in thousands)
Assets
Interest earning assets:
Taxable securities	$201,817	$4,579	4.58%	$194,189	$3,890	4.04%
Nontaxable securities*	26,805	840	6.32%	10,459	368	7.10%
Federal funds sold	8,439	215	5.14%	8,699	196	4.54%
Interest bearing deposits in banks	2,845	64	4.54%	1,151	45	7.88%
Loans, net of unearned income	1,489,715	64,598	8.74%	1,295,911	53,061	8.26%
Total interest earning assets	1,729,621	70,296	8.20%	1,510,409	57,560	7.68%
Noninterest earning assets:
Unrealized gains (losses) on securities	(2,510)			(4,752)
Allowance for loan losses	(25,208)			(13,812)
Nonaccrual loans	32,760			9,443
Cash and due from banks	23,532			23,213
Other assets	179,928			148,451
Total noninterest earning assets	208,502			162,543
Total assets	$1,938,123			$1,672,952
Liabilities & Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand & savings	$448,502	7,230	3.25%	$425,456	5,753	2.73%
Time	904,765	23,894	5.33%	701,143	15,202	4.37%
Borrowings	173,778	4,501	5.22%	155,551	3,714	4.81%
Total interest bearing liabilities	1,527,045	35,625	4.70%	1,282,150	24,669	3.88%
Noninterest bearing liabilities & stockholders’ equity:
Noninterest bearing deposits	153,832			163,474
Other liabilities	20,994			17,013
Stockholders’ equity	236,252			210,315
Total liabilities & stockholders' equity	$1,938,123			$1,672,952
Net interest spread			3.50%			3.80%
Net interest income*		34,671			32,891
Less: Tax equivalent adjustment		269			118
Net interest income		$34,402			$32,773
Net interest margin*			4.04%			4.39%

*Fully tax equivalent

Net interest income decreased $0.5 million, or 2.91%, for the three months ended June 30, 2007 compared to the same period in 2006.  The net decrease consists of an increase in interest income of $4.4 million, or 14.28%, less an increase in interest expense of $4.9 million, or 36.37%, for the three-month period.  Net interest income increased $1.6 million, or 4.97%, for the six months ended June 30, 2007 compared to the same period in 2006.  The net increase consists of an increase in interest income of $12.6 million, or 21.91%, less an increase in interest expense of $11.0 million, or 4.44%, for the six-month period.  These increases reflect an increase of $219.2 million in average interest-earning assets for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  The change in net interest income was negatively impacted by the reversal of interest income on nonaccrual loans as mentioned above as well as the normal increases in volume and interest rates.

Other Income

Other income for the three months ended June 30, 2007, increased by $167,000, compared to the same period in 2006.  Service charges on deposit accounts increased by $153,000, which was partially offset by a decrease in mortgage origination fees of $80,000 for the three-month period.  Other income for the six months ended June 30, 2007, increased by $460,000, compared to the same period in 2006.  Service charges on deposit accounts increased by $119,000 and mortgage origination fees increased by $109,000 for the six-month period.  Also, increases occurred in trust and investment services of $58,000 and there was a $62,000 gain on sale of other real estate in the first half of 2007.

Other Expense

Other expense increased by approximately $1.5 million, or 12.21%, for the three months ended June 30, 2007 compared to the same period in 2006.  The increase is due primarily to an increase in salaries and employee benefits expense of $0.7 million.  Net occupancy and equipment expenses increased $141,000.  Included in the increase in other operating expenses for the three-month period were professional fees of $186,000 that were paid to lawyers and consultants related to the resolution of the problems related to the Company’s loan portfolio at HTB.   Also included in other operating expenses, was a $294,000 loss on sale of other real estate related to the identified problem loan portfolio.  Other expense increased by approximately $3.7 million, or 15.03%, for the six months ended June 30, 2007 compared to the same period in 2006.  The increase is due primarily to an increase in salaries and employee benefits expense of $1.8 million.  Net occupancy and equipment expenses increased $414,000.  Included in the increase in other operating expenses for the six-month period were professional fees of $203,000 that were paid to lawyers and consultants related to the resolution of the Company’s problem loan portfolio.   Also included in other operating expenses, was a $355,000 loss on sale of other real estate related to the identified problem loan portfolio.  Increases were also noted in marketing and public relations of $181,000, education and training of $94,000, personnel administration expense related to search fees for new employees of $60,000 and a $39,000 increase in other operating expense due to a charge-off at HTB during the first quarter of 2007.

Income Tax Expense

Income tax expense decreased by $662,000 for the three-month period ended June 30, 2007, compared to the same period in 2006.  The effective tax rate for the three-month period ended June 30, 2007 was 31.91%, compared to 34.86% for the same period in 2006.  The decrease is primarily due to the reversal of interest income on nonaccrual loans as discussed above.  Income tax expense decreased by $493,000 for the six-month period ended June 30, 2007, compared to the same period in 2006.  The effective tax rate for the six-month period ended June 30, 2007 was 32.77%, compared to 34.53% for the same period in 2006.

Net Income

Net income decreased by $851,000, or 21.52%, for the three months ended June 30, 2007, compared to the same period in 2006.  Net income decreased by $418,000, or 5.78%, for the six months ended June 30, 2007, compared to the same period in 2006.  These decreases are directly related to the decrease in net interest income related to the reversal of interest income on nonaccrual loans of $1.0 million and $1.8 million for the respective three and six-month periods as well as the increases in other expenses as discussed above.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments.  Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit	$552,664	$425,391
Financial standby letters of credit	9,131	7,544
Other standby letters of credit	—	1,129
Credit card commitments	7,631	6,595
Total	$569,426	$440,659

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Investment Committee of the holding company's board of directors on a quarterly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of June 30, 2007, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity
Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income
+100	0.14%
Flat	—
-100	(6.28)%

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

Internal Control over Financial Reporting

During the recent quarter, the Company has continued to relocate control functions related to loan approval and disbursements from its bank affiliates to the holding company.  These functions include, but are not limited to, daily balancing, reconciling and review of all lending activity.  Otherwise, there were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

           None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of GB&T Bancshares, Inc. was held on May 17, 2007.  The meeting had been called pursuant to written notice (1) to elect 13 directors to constitute the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified, (2) to ratify the appointment of Mauldin & Jenkins, LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2007, (3) to approve the GB&T Bancshares, Inc. 2007 Omnibus Long-Term Incentive Plan and  (4) to consider such other business as might properly come before the Annual Meeting.  The results of the voting were as follows:

(1) Election of Directors	FOR	WITHHELD
Lowell S. (Casey) Cagle	9,450,496	297,762
Dr. John W. Darden	9,587,322	160,936
William A. Foster, III	9,562,283	185,975
Bennie E. Hewett	9,589,949	158,309
Richard A. Hunt	9,508,507	239,751
James L. Lester	9,606,600	141,658
John E. Mansour	9,606,350	141,908
Dr. T. Alan Maxwell	9,606,600	141,658
James H. Moore	9,606,350	141,908
Samuel L. Oliver	9,569,419	183,236
Alan A. Wayne	9,167,072	581,186
Philip A. Wilheit	9,547,988	200,270
Anna B. Williams	9,604,100	144,158

(2) Ratification of Auditors	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
	9,458,399	276,816	13,042	—

(3) Adopt 2007 Omnibus Long-Term Incentive Plan	FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
	5,202,313	714,220	87,446	3,744,278

Accordingly, all nominated directors were duly elected, the auditors were appointed and the 2007 Incentive Plan was adopted.

Item 5.     OTHER INFORMATION

           None.

Item 6.     EXHIBITS

Exhibits
10.1	GB&T Bancshares, Inc. 2007 Omnibus Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2007).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

DATE:	8/9/2007	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	8/9/2007	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer