Form 10-Q
period 2007-09-30
GB&T BANCSHARES INC
filed 2007-11-09
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of November 1, 2007: 14,230,796 shares; no par value.

GB&T BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Assets

Cash and due from banks	$22,864	$25,876
Interest-bearing deposits in banks	11,391	1,848
Federal funds sold	2,147	1,445
Securities available for sale, at fair value	213,564	210,249
Restricted equity securities, at cost	10,294	9,869

Loans, net of unearned income	1,529,013	1,497,701
Less allowance for loan losses	32,346	24,676
Loans, net	1,496,667	1,473,025

Premises and equipment, net	40,641	41,776
Goodwill	87,116	87,116
Intangible assets	4,968	5,678
Other real estate and repossessed assets	34,293	4,673
Other assets	39,971	38,821

Total assets	$1,963,916	$1,900,376

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$143,157	$151,529
Interest-bearing demand and savings	454,586	447,994
Time deposits	930,357	880,645
Total deposits	1,528,100	1,480,168
Federal funds purchased and securities sold under repurchase agreements	48,765	41,061
Federal Home Loan Bank advances	107,236	96,498
Other borrowings	854	939
Other liabilities	18,172	18,474
Subordinated debt	29,898	29,898

Total liabilities	1,733,025	1,667,038

Stockholders’ Equity:

Capital stock, no par value; 20,000,000 shares authorized, 14,230,796 and 14,131,891 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	187,533	186,539
Retained earnings	44,694	48,148
Accumulated other comprehensive loss	(1,336)	(1,349)

Total stockholders’ equity	230,891	233,338

Total liabilities and stockholders’ equity	$1,963,916	$1,900,376

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$31,666	$31,504	$96,264	$84,565
Taxable securities	2,348	2,168	6,927	6,058
Nontaxable securities	328	142	899	392
Federal funds sold	137	294	352	490
Interest-bearing deposits in banks	105	39	169	84
Total interest income	34,584	34,147	104,611	91,589

Interest expense:
Deposits	16,370	13,769	47,494	34,724
Federal funds purchased and securities sold under repurchase agreements	466	287	1,256	815
Federal Home Loan Bank advances	1,333	1,050	3,755	3,002
Other borrowings	655	710	1,944	1,944
Total interest expense	18,824	15,816	54,449	40,485

Net interest income	15,760	18,331	50,162	51,104

Provision for loan losses	14,056	1,789	15,881	4,269

Net interest income after provision for loan losses	1,704	16,542	34,281	46,835

Other income:
Service charges on deposit accounts	2,010	1,588	5,255	4,714
Mortgage origination fees	498	770	1,748	1,911
Insurance commissions	3	1	7	8
Other operating income	479	405	1,513	1,205
Total other income	2,990	2,764	8,523	7,838

Other expense:
Salaries and employee benefits	8,319	7,603	24,719	22,244
Occupancy and equipment expenses, net	1,884	1,808	5,637	5,147
Other operating expenses	5,264	3,449	13,087	9,791
Total other expense	15,467	12,860	43,443	37,182

Income (loss) before income taxes	(10,773)	6,446	(639)	17,491

Income tax expense (benefit)	(4,475)	2,231	(1,154)	6,045

Net income (loss)	$(6,298)	$4,215	$515	$11,446

Earnings per share:
Basic	$(0.44)	$0.30	$0.04	$0.85
Diluted	$(0.44)	$0.30	$0.04	$0.83

Weighted average shares:
Basic	14,202	13,970	14,179	13,501
Diluted	14,310	14,304	14,341	13,813

Cash dividends per common share	$0.095	$0.090	$0.280	$0.265

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Net Income (Loss)	$(6,298)	$4,215	$515	$11,446

Unrealized holding gains arising during period, net of tax	1,714	1,696	13	112

Other comprehensive income	1,714	1,696	13	112

Comprehensive income (loss)	$(4,584)	$5,911	$528	$11,558

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2007

(Unaudited)

	(Dollars in thousands)
				Accumulated
				Other	Total
		Capital	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Loss	Equity
Balance, December 31, 2006	14,132	$186,539	$48,148	$(1,349)	$233,338
Net income	—	—	515	—	515
Options exercised	99	761	—	—	761
Dividends declared $0.28 per share	—	—	(3,969)	—	(3,969)
Contributed capital	—	3	—	—	3
Stock option expense	—	230	—	—	230
Other comprehensive income	—	—	—	13	13

Balance, September 30, 2007	14,231	$187,533	$44,694	$(1,336)	$230,891

See accompanying notes to consolidated financial statements.

GB&T BANCSHARES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
	(In thousands)
Operating Activities
Net income	$515	$11,446
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	2,295	2,301
Provision for loan losses	15,881	4,269
Provision for other real estate losses	1,385	—
Amortization and (accretion), net	690	763
Stock option expense	230	183
Loss on sale of other real estate	318	127
Net increase in other assets	(1,451)	(4,113)
Net increase (decrease) in other liabilities	(302)	2,541
Net cash provided by operating activities	19,561	17,517

Investing Activities
Purchases of securities available for sale	(45,825)	(26,993)
Proceeds from sales of securities available for sale	—	1,896
Proceeds from maturities of securities available for sale	42,545	25,920
Net increase in restricted equity securities	(425)	—
Net increase in interest-bearing deposits in banks	(9,543)	(2,774)
Net increase in federal funds sold	(702)	(22,182)
Net increase in loans	(73,348)	(122,811)
Net cash paid in business combinations	—	(3,291)
Proceeds from sale of other real estate owned	2,801	2,656
Purchase of premises and equipment	(1,249)	(2,202)
Proceeds from sale of premises and equipment	89	12
Net cash used in investing activities	(85,657)	(149,769)

Financing Activities
Net increase in deposits	47,932	136,234
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	7,704	(4,068)
Proceeds from other borrowings and Federal Home Loan Bank advances	58,975	25,318
Payments on other borrowings and Federal Home Loan Bank advances	(48,322)	(30,097)
Dividends paid	(3,969)	(3,511)
Payment for fractional shares	—	(6)
Payment for stock repurchase	—	(5,586)
Contributed capital	3	—
Proceeds from exercise of stock options	761	3,475
Net cash provided by financing activities	63,084	121,759

Net decrease in cash and due from banks	(3,012)	(10,493)

Cash and due from banks at beginning of period	25,876	30,748

Cash and due from banks at end of period	$22,864	$20,255

Supplemental disclosure of cash paid during the period for:
Interest	$53,816	$37,813
Income taxes	$1,211	$8,350

Noncash transaction:
Other real estate acquired in settlement of loans	$35,022	$2,432

Business acquisition:
Capital stock issued	$—	$29,372

See accompanying notes to consolidated financial statements.

	Nine months ended September 30,
	2007	2006
	(In thousands)
Assets acquired (liabilities assumed)

Cash and due from banks, net of cash paid	$—	$(3,291)

Federal funds sold	—	537

Securities available for sale	—	17,909

Restricted equity securities	—	1,554

Loans, net	—	106,279

Premises and equipment	—	5,628

Goodwill	—	25,525

Core deposit intangible	—	971

Other assets	—	546

Deposits	—	(123,708)

Other borrowings	—	(2,000)

Other liabilities	—	(578)

	$—	$29,372

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2. STOCK COMPENSATION PLANS

In May 2007, the stockholders of the Company approved the 2007 Omnibus Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan allows the Company to grant stock-based and performance-based incentive awards to officers and others who provide substantial service to the Company or any of its subsidiaries. The 2007 Incentive Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights (“SARs”), performance awards, performance-based cash awards, dividend equivalents, and qualified stock based awards (collectively, the “awards”) to officers, directors and key employees to purchase shares of common stock. The 2007 Incentive Plan allows the Company to issue up to 1,000,000 shares. The GB&T Bancshares, Inc. 1997 Incentive Plan (the “1997 Incentive Plan”) also remains in effect and all options previously issued under the 1997 Incentive Plan continue to remain outstanding in accordance with their terms. The total number of shares issuable under the 1997 Incentive Plan may not exceed 2,000,000 shares of the Company’s common stock. As of May 2007, there were 174,218 unused shares of common stock available under the 1997 Incentive Plan. Therefore, the Company can grant options and other awards amounting to an aggregate of 1,174,218 shares of common stock.

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

At September 30, 2007, there was approximately $627,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.95 years.

A summary of the status of the stock option plan at September 30, 2007 and changes during the period is shown in the following table.

	Nine months ended September 30, 2007
	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	771,384	$11.95
Granted	81,947	16.88
Exercised	(107,117)	8.69
Forfeited	(50,718)	17.61
Outstanding at end of period	695,496	$12.63

Options exercisable at end of period	506,621	$10.17
Weighted-average fair value of options granted during period		$3.82
Total intrinsic value of options exercised during the period		$487,000
Weighted average remaining contractual term of exercisable options at end of period		4.18 years
Aggregate intrinsic value of options outstanding at end of period		$424,000
Aggregate intrinsic value of exercisable options at end of period		$1,555,000

A further summary of the options outstanding at September 30, 2007 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.88 - $8.65	367,883	4.78 years	$8.06	367,883	$8.06
$9.38 - $13.78	98,459	4.90 years	12.13	76,959	11.77
$14.15 - $21.18	122,038	8.25 years	18.30	27,088	18.22
$21.46 - $24.15	107,116	7.95 years	22.32	34,691	22.76
Total	695,496	5.90 years	12.63	506,621	10.17

The total fair value of options vested during the period was approximately $884,000. The total amount expensed for options vested during the period was approximately $230,000.

The Company uses historical data to estimate volatility, option exercise, employee terminations, forfeitures and expected dividends within the valuation model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Dividend yield	2.87%	1.50%
Expected life	5 years	3 years
Expected volatility	32.03%	20.40%
Risk-free interest rate	4.51%	4.80%

NOTE 3. EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share for the three and nine-month periods ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007	2006
	(In thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Weighted average common shares outstanding	14,202	13,970

Net income (loss)	$(6,298)	$4, 215

Basic earnings (loss) per share	$(0.44)	$0.30

Diluted Earnings (Loss) Per Share:
Weighted average common shares outstanding	14,202	13,970
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	108	334
Total weighted average common shares and common stock equivalents outstanding	14,310	14,304

Net income (loss)	$(6,298)	$4,215

Diluted earnings (loss) per share	$(0.44)	$0.30

	Nine months ended September 30,
	2007	2006
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Weighted average common shares outstanding	14,179	13,501

Net income	$515	$11,446

Basic earnings per share	$0.04	$0.85

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,179	13,501
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	162	312
Total weighted average common shares and common stock equivalents outstanding	14,341	13,813

Net income	$515	$11,446

Diluted earnings per share	$0.04	$0.83

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

Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2007 and 2006 as though the companies had combined as of January 1, 2007 and 2006 are as follows:

	Nine months ended
	September 30,
	2007	2006
	(Dollars in thousands, except per share amounts)
Net interest income	$50,269	$53,065
Net income	633	11,790
Basic earnings per share	0.05	0.87
Diluted earnings per share	0.04	0.85

NOTE 5.    STOCK REPURCHASE

On June 18, 2007, the Company’s Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, no par value per share. The purchases may be made in the open market or in privately negotiated transactions at prevailing prices. The timing and volume of purchases under the program will depend on market conditions. The purchases will be accomplished in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act. As of September 30, 2007, no shares had been repurchased by the Company.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not elected to early adopt this statement and is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTE 7.    SUBSEQUENT EVENT

On November 2, 2007, the Company signed a definitive agreement under which SunTrust Banks, Inc. will acquire GB&T Bancshares, Inc. Under the terms of the agreement, GB&T shareholders would receive 0.1562 shares of SunTrust common stock for each share of GB&T common stock held.  Based on SunTrust’s closing price of $69.13 on Nov. 1, 2007, and the 14,230,796 shares of GB&T outstanding as of October 31, 2007, the transaction value would be approximately $153.7 million. The acquisition, which is subject to approval by regulatory authorities and GB&T shareholders, is expected to close in the second quarter of 2008.

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

Cautionary Notice Regarding Forward-Looking Statements

Some of the statements contained or incorporated by reference in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our outlook on credit quality, the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) real estate values in our markets may decline; (5) economic, governmental or other factors may prevent the projected population and commercial growth in the counties in which we operate;  (6) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged;  (7) costs or difficulties related to the integration of our businesses may be greater than expected; (8) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; and (10) adverse changes may occur in the equity markets. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We do not intend to, and assume no responsibility to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

A general allowance is maintained for all loans rated 1 to 4 and for all homogeneous loan pools such as consumer, credit card and residential mortgage. Management has developed a range of expected losses for each risk grade and for each pool. This range of losses is management’s best estimate based on actual loss experience, industry loss experience, loan portfolio trends and characteristics of the markets it serves. On a quarterly basis, management will evaluate each of the loan categories and determine the expected loss levels from the range previously established.

All loans rated 5, 6, 7 and 8, as well as any other impaired loan of a significant amount, are individually analyzed and a specific reserve assigned. This analysis includes information from management’s Problem Asset Review Committee which meets quarterly and reviews credit relationships of $1 million and above and rated 5 through 8. Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired when the ultimate collection of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. A majority of our impaired loans are collateral dependent. The allowance for loan losses on these loans is determined based on fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. Most of our collateral dependent impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

The remainder of the balance in the reserve for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio that have not been fully provided for through the specific reserve calculations. Factors considered in the reserve methodology are overall economic conditions, the recent slowdown in real estate activity, the number of new and relatively inexperienced banks and bankers entering our markets and offering aggressive terms and pricing, our concentration in commercial and consumer real estate loans and the experience and historic performance of our lenders.

Goodwill. Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or external valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. As of July 31, 2007, the required impairment testing of goodwill was performed and preliminary indications are that no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If the recent slowdown in real estate activity in our newer markets continues, the potential for goodwill impairment may exist. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Summary

Net loss for the three months ended September 30, 2007 was $6.3 million, or $0.44 per diluted share, compared to net income of $4.2 million, or $0.30 per diluted share, for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $515,000, or $0.04 per diluted share, compared with $11.4 million, or $0.83 per diluted share for the nine months ended September 30, 2006. The return on average assets was 0.04% and the return on average equity was 0.29% for the nine months ended September 30, 2007. This compares to a return on average assets of 0.88% and a return on average equity of 7.01% for the same period a year ago. These results reflect a $14.1 million loan loss provision taken in the third quarter of 2007 as discussed in detail below.

Mountain State Bank (“MSB”) became part of the Company effective May 1, 2006. The merger was accounted for as a purchase transaction; therefore, results of operations for MSB are included in the results of operations for the three and nine-month periods ended September 30, 2006 from the acquisition date of May 1, 2006.

Total revenue, defined as net interest income plus other income, was $18.8 million for the three months ended September 30, 2007, a decrease of $2.3 million, or 11.12%, from the $21.1 million reported for the same period a year ago. Other expense was $15.5 million for the three months ended September 30, 2007, an increase of $2.6 million, or 20.27%, compared to the $12.9 million reported for the same period a year ago. Revenue growth has been offset by increased expense growth as well as the additional loan loss provision discussed in more detail below, resulting in an efficiency ratio for the three months ended September 30, 2007 of 81.23% compared to 59.84% for the three months ended September 30, 2006.

Total revenue was $58.7 million for the nine months ended September 30, 2007, a decrease of $0.2 million, or 0.44%, from the $58.9 million reported for the same period a year ago. Other expense was $43.4 million for the nine months ended September 30, 2007, an increase of $6.2 million, or 16.84%, compared to the $37.2 million reported for the same period a year ago. Revenue growth has been offset by increased expense growth as well as the additional loan loss provision discussed in more detail below, resulting in an efficiency ratio for the nine months ended September 30, 2007 of 72.81% compared to 61.99% for the nine months ended September 30, 2006.

Balance Sheets

Our total assets increased $63.5 million to $2.0 billion at September 30, 2007, or 3.34%, compared to December 31, 2006. The increase consists primarily of an increase in total loans of $31.3 million, or 2.09%, an increase in other real estate owned of $29.6 million and an increase in interest-bearing deposits in banks of $9.5 million.

Total deposits increased $47.9 million to $1.5 billion at September 30, 2007, or 3.24%, compared to December 31, 2006. Noninterest-bearing deposits decreased $8.4 million to $143.2 million and interest-bearing deposits increased $56.3 million to $1.4 billion during the same period. Deposit growth outpaced loan growth resulting in a loan to deposit ratio of 100.06% at September 30, 2007 compared to 101.18% at December 31, 2006.

Total stockholders’ equity decreased $2.4 million to $230.9 million at September 30, 2007, or 1.05%, compared to December 31, 2006. This decrease consisted of net income of $515,000 and $761,000 from options exercised and $230,000 in stock option expense, which was more than offset by the payment of dividends of $4.0 million.

Asset Quality

The allowance for loan losses at September 30, 2007 was $32.3 million, or 2.12%, of total loans compared to $24.7 million, or 1.65%, at December 31, 2006 and $16.7 million, or 1.15% at September 30, 2006. The increase in the allowance from the prior year period is due primarily to an additional $14.1 million loan loss provision taken in the third quarter of 2007 to provide the Company with options for the resolution of problem assets. Management has been diligent in monitoring the portfolio and continues to aggressively work the problem assets. In addition, management believes that the Company’s business fundamentals have been and will continue to be strengthened because of improvements to internal controls, implementation of more stringent credit administration policies and centralization of our loan approval and documentation processes. However, we can make no assurances that the Company will not see a further deterioration in credit quality before the benefits of these improvements are realized. The allowance for loan losses is evaluated monthly at the subsidiary level and adjusted to reflect the risk in the portfolio.

The provision for loan losses was $15.9 million for the nine months ended September 30, 2007. Net charge-offs year-to-date have been $8.2 million. Management believes the provision and net charge-off amounts recorded in the nine-month period ended September 30, 2007, reflects the deterioration in credit conditions we have experienced as a result of the continued slowing residential real estate market. If real estate conditions continue to worsen, the Company may experience additional charge-offs.

The following table summarizes the allowance for loan losses for the nine-month periods ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$1,531,334	$1,347,891
Allowance for loan losses balance, beginning of period	$24,676	$12,773
Less charge-offs
Commercial loans	(354)	(442)
Real estate loans	(7,808)	(856)
Credit cards	(11)	(19)
Consumer loans	(549)	(351)
Total charge-offs	(8,722)	(1,668)
Plus recoveries
Commercial loans	243	17
Real estate loans	35	29
Credit cards	5	2
Consumer loans	228	210
Total recoveries	511	258
Net charge-offs	(8,211)	(1,410)

Plus provision for loan losses	15,881	4,269
Plus allowance for loan losses acquired in business combinations	—	1,088
Allowance for loan losses balance, end of period	$32,346	$16,720
Net charge-offs to average loans (annualized)	0.717%	0.140%

The following table is a summary of the Company’s nonaccrual, past due loans and restructured loans at September 30, 2007 and September 30, 2006. The numbers indicate an increase of approximately $39.7 million in nonaccrual loans as of September 30, 2007 as compared to September 30, 2006. The majority of the nonaccrual balance at September 30, 2007 resides at HTB with a balance of $31.3 million. This balance represents several large loan relationships and multiple small relationships identified in extensive loan reviews. The Company has assigned all loans for which we have concerns to an experienced loan workout specialist from within the Company, who has implemented an action plan for the remediation of each loan. We continue to conduct loan review meetings and fully expect to see progress from this effort. Although we believe we have put the right processes in place to produce reductions in our nonperforming assets, nonperforming assets may continue to increase if the real estate downturn continues. In addition to nonaccrual loans, the Company also has other real estate, which is considered a nonperforming asset. At September 30, 2007, the balance in other real estate was $34.3 million compared to $4.7 million at December 31, 2006. The Company’s practice is to write down loan balances to expected realizable value based on current appraisals prior to transfer to other real estate. Included in the $89 million in total nonperforming assets at September 30, 2007, were ten relationships ranging from $7.2 million to $2.9 million which accounted for 45% of total nonperforming assets. The breakdown of total nonperforming assets includes $38.5 million related to residential housing, $6.1 million related to commercial real estate, $35.3 million of vacant lots and acreage and $9.1 million in other.

	September 30, 2007
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$52,991	$—	$—
Commercial loans	1,526	—	—
Consumer loans	151	9	—
Total	$54,668	$9	$—

	September 30, 2006
		Past Due
	Nonaccrual	90 Days	Restructured
	Loans	Still Accruing	Debt
	(Dollars in thousands)

Real estate loans	$14,383	$—	$—
Commercial loans	473	—	37
Consumer loans	78	12	—
Total	$14,934	$12	$37

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

Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. Our liquidity ratio was 11.26% at September 30, 2007. Liquidity is measured by the ratio of net cash, Federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the subsidiary banks. Our subsidiary banks have lines of credit available to meet any unforeseen liquidity needs. Also, our subsidiary banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis, however these amounts are subject to collateral pledging and therefore the full amount might not be available. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans we generate and accessing available funds through various borrowing arrangements. At September 30, 2007, we had available borrowing capacity totaling approximately $253.8 million through various borrowing arrangements and available lines of credit. We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of September 30, 2007, each of our subsidiary banks was considered to be well-capitalized as defined in the Federal Deposit Insurance Corporation Improvement Act and based on regulatory minimum capital requirements. The Company and the subsidiary banks’ capital ratios are presented in the following table:

		FOR CAPITAL	TO BE
	CAPITAL	ADEQUACY	WELL
	RATIOS	PURPOSES	CAPITALIZED

As of September 30, 2007
Total Capital to Risk Weighted Assets:
Consolidated	11.52%	8.00%	N\A
Gainesville Bank & Trust	10.90%	8.00%	10.00%
United Bank & Trust	10.43%	8.00%	10.00%
Community Trust Bank	10.03%	8.00%	10.00%
HomeTown Bank of Villa Rica	10.04%	8.00%	10.00%
First National Bank of the South	11.90%	8.00%	10.00%
First National Bank of Gwinnett	10.37%	8.00%	10.00%
Mountain State Bank	10.42%	8.00%	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	10.26%	4.00%	N\A
Gainesville Bank & Trust	9.93%	4.00%	6.00%
United Bank & Trust	9.27%	4.00%	6.00%
Community Trust Bank	8.76%	4.00%	6.00%
HomeTown Bank of Villa Rica	8.74%	4.00%	6.00%
First National Bank of the South	10.77%	4.00%	6.00%
First National Bank of Gwinnett	9.37%	4.00%	6.00%
Mountain State Bank	9.15%	4.00%	6.00%
Tier I Capital to Average Assets:
Consolidated	8.95%	4.00%	N\A
Gainesville Bank & Trust	8.50%	4.00%	5.00%
United Bank & Trust	7.64%	4.00%	5.00%
Community Trust Bank	7.72%	4.00%	5.00%
HomeTown Bank of Villa Rica	6.88%	4.00%	5.00%
First National Bank of the South	9.14%	4.00%	5.00%
First National Bank of Gwinnett	8.64%	4.00%	5.00%
Mountain State Bank	7.86%	4.00%	5.00%

Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At September 30, 2007, approximately $6.1 million of retained earnings at our subsidiary banks was available for dividend declaration without regulatory approval.

Net Interest Income and Earning Assets

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The net interest margin, on a tax equivalent basis, was 3.90% for the nine months ended September 30, 2007, compared to 4.39% for the same period in 2006, a decrease of 49 basis points. This decrease resulted from an increase in the yield on earning assets of 25 basis points which was more than offset by an increase in the effective cost of funds of 65 basis points. Also impacting the decreased net interest margin was the reversal of interest income on loans placed on nonaccrual during 2007 as well as a lower level of loan fees. The increased yield on earning assets was primarily due to increased volumes and yields on loans and the increased effective cost of funds was due to higher average rates paid on time deposits and other borrowings. Due to the company’s asset-sensitive position, management believes we will continue to see further compression in the net interest margin as a result of decreases in the prime rate.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Yields	Average		Yields
	Balances	Interest	/Rates	Balances	Interest	/Rates
	(Dollars in thousands)
Assets
Interest earning assets:
Taxable securities	$200,177	$6,927	4.63%	$197,053	$6,058	4.11%
Nontaxable securities*	28,333	1,322	6.24%	11,067	576	6.96%
Federal funds sold	9,042	352	5.20%	15,760	490	4.16%
Interest bearing deposits in banks	5,168	169	4.37%	1,937	84	5.80%
Loans, net of unearned income	1,491,114	96,264	8.63%	1,336,904	84,565	8.46%
Total interest earning assets	1,733,834	105,034	8.10%	1,562,721	91,773	7.85%
Noninterest earning assets:
Unrealized gains (losses) on securities	(2,940)			(4,998)
Allowance for loan losses	(24,975)			(14,460)
Nonaccrual loans	40,220			10,987
Cash and due from banks	23,407			23,684
Other assets	183,666			156,640
Total noninterest earning assets	219,378			171,853
Total assets	$1,953,212			$1,734,574
Liabilities & Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand & savings	$451,977	10,963	3.24%	$430,133	9,302	2.89%
Time	915,188	36,531	5.34%	745,537	25,422	4.56%
Borrowings	176,969	6,955	5.25%	157,785	5,761	4.88%
Total interest bearing liabilities	1,544,134	54,449	4.71%	1,333,455	40,485	4.06%
Noninterest bearing liabilities & stockholders’ equity:
Noninterest bearing deposits	152,161			165,148
Other liabilities	21,062			17,587
Stockholders’ equity	235,855			218,384
Total liabilities & stockholders’ equity	$1,953,212			$1,734,574
Net interest spread			3.39%			3.79%
Net interest income*		50,585			51,288
Less: Tax equivalent adjustment		423			184
Net interest income		$50,162			$51,104
Net interest margin*			3.90%			4.39%

*Fully tax equivalent

Net interest income decreased $2.6 million, or 14.03%, for the three months ended September 30, 2007 compared to the same period in 2006. The net decrease consists of an increase in interest income of $437,000, or 1.28%, less an increase in interest expense of $3.0 million, or 19.02%, for the three-month period. Net interest income decreased $942,000, or 1.84%, for the nine months ended September 30, 2007 compared to the same period in 2006. The net decrease consists of an increase in interest income of $13.0 million, or 14.22%, less an increase in interest expense of $14.0 million, or 34.49%, for the nine-month period. These changes reflect an increase of $171.1 million in average interest-earning assets for the nine months ended September

30, 2007 as compared to the nine months ended September 30, 2006. The change in net interest income was negatively impacted by the reversal of interest income on nonaccrual loans and the lower level of loan fees as mentioned above as well as the normal increases in volume and interest rates.

Other Income

Other income for the three months ended September 30, 2007, increased by $226,000, compared to the same period in 2006. Service charges on deposit accounts increased by $422,000, which was partially offset by a decrease in mortgage origination fees of $272,000 for the three-month period. Other income for the nine months ended September 30, 2007, increased by $685,000, compared to the same period in 2006. Service charges on deposit accounts increased by $541,000, trust and investment services increased by $83,000 and gain on sale of loans increased by $72,000. These increases were partially offset by a decrease in mortgage origination fees of $163,000 for the nine-month period.

Other Expense

Other expense increased by approximately $2.6 million, or 20.27%, for the three months ended September 30, 2007 compared to the same period in 2006. The increase is due primarily to a $1.4 million provision for potential other real estate losses, in addition to a $217,000 increase in costs related to the resolution of the problem loan portfolio and a $93,000 increase in the FDIC insurance assessment over 2006. Increases are also noted in salaries and employee benefits expense of $716,000 and net occupancy and equipment expenses of $76,000. Other expense increased by approximately $6.3 million, or 16.84%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase is due primarily to an increase in salaries and employee benefits expense of $2.5 million. Net occupancy and equipment expenses increased $490,000. Included in the increase in other operating expenses for the nine-month period was the $1.4 million provision for potential other real estate losses taken in the third quarter of 2007 as mentioned above, as well as professional fees of $374,000 that were paid to attorneys and consultants related to the resolution of the Company’s problem loan portfolio. Also included in other operating expenses, was an increase in loss on sale of other real estate of $241,000 related to the identified problem loan portfolio, as well as an increase in other real estate expenses of $138,000. Increases were also noted in marketing and public relations of $169,000, personnel administration expense related to search fees for new employees of $109,000, increased FDIC insurance assessments of $93,000 and a $39,000 increase in other operating expense due to a charge-off at HTB during the first quarter of 2007.

Income Tax Expense

The income tax benefit for the three-month period ended September 30, 2007 was $4.5 million, compared to income tax expense of $2.2 million for the same period in 2006. The income tax benefit for the nine-month period ended September 30, 2007 was $1.2 million, compared to income tax expense of $6.0 million for the same period in 2006. Both periods in 2007 were impacted by the additional loan loss provision of $14.1 million taken in the third quarter of 2007 as well as the reversal of interest income due to the increase in nonaccrual loans.

Net Income

The net loss for the three months ended September 30, 2007 was $6.3 million, compared to net income of $4.2 million for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $515,000, compared to $11.4 million for the same period in 2006. These decreases are directly related to the additional loan loss provision and reversal of interest income on nonaccrual loans as discussed above.

We are not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)

Commitments to extend credit	$515,080	$425,391
Financial standby letters of credit	8,899	7,544
Other standby letters of credit	—	1,129
Credit card commitments	7,767	6,595
Total	$531,746	$440,659

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

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model. As of September 30, 2007, the Company maintained an asset sensitive interest rate risk position based on its simulation model results. This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment. This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations. The actual realized change in net interest income would depend on several factors. These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons. Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income. The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve-Month Net Interest Income Sensitivity
Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income
+100	2.22%
Flat	—
-100	(7.45)%

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

GB&T BANCSHARES, INC.

DATE:	11/9/2007	BY:	/s/ Richard A. Hunt
Richard A. Hunt
President and Chief Executive Officer

DATE:	11/9/2007	BY:	/s/ Gregory L. Hamby
Gregory L. Hamby
Executive Vice President &
Chief Financial Officer