Form 10-K
period 2007-12-31
GB&T BANCSHARES INC
filed 2008-03-05
CIK 1061068

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

                Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates as of June 30, 2007 was approximately $218,098,009 based on the closing price of the common stock on the Nasdaq Global Select Market of $16.70 per share on that date.  For this purpose, directors and executive officers have been assumed to be affiliates.

                As of February 28, 2008, the Company had issued and outstanding 14,230,796 shares of the 20,000,000 authorized shares of its no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this Annual Report on Form 10-K, to be filed in connection with the 2008 Annual Meeting of Shareholders or as an amendment to this Form 10-K, are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained or incorporated by reference in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of GB&T Bancshares, Inc. (the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our ability to recover on the impaired loans, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected (both generally and in our markets), resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) declines in local real estate values;  (5) economic, governmental or other factors may prevent the projected population and commercial growth in the counties in which we operate;  (6) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged;  (7) costs or difficulties related to the integration of our acquired businesses may be greater than expected; (8) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (10) adverse changes may occur in the equity markets; and (11) our transaction with  SunTrust Banks, Inc. may not be consummated or may be significantly delayed. You should refer to the risks detailed below under the heading “Risk Factors” and throughout this Report and in our periodic and current reports filed with the Securities and Exchange Commission for specific factors which could cause our actual results to be materially different from those expressed or implied by these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We do not intend to, and assume no responsibility for updating or revising any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

The Company

GB&T Bancshares was formed in 1998 as a bank holding company existing under the laws of the State of Georgia. On April 24, 1998, we completed a reorganization of Gainesville Bank & Trust to the current holding company structure by acquiring all of the outstanding common stock of Gainesville Bank & Trust in exchange for 1,676,160 shares of GB&T Bancshares common stock. The acquisition was accounted for as a pooling of interests. We operate as a multi-bank holding company. All of our business activities are conducted through our subsidiaries. At December 31, 2007, we had seven wholly owned bank subsidiaries, Gainesville Bank & Trust, (“GBT”), United Bank & Trust, (“UBT”), Community Trust Bank, (“CTB”), HomeTown Bank of Villa Rica, (“HTB”), First National Bank of the South, (“FNBS”), First National Bank of Gwinnett, (“FNBG”), Mountain State Bank (“MSB”) and one mortgage company which is a subsidiary of GBT.

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

Market Areas and Competition

We currently conduct business through 35 branches in our subsidiary banks’ market areas of Hall, Polk, Paulding, Cobb, Carroll, Baldwin, Bartow, Putnam, Houston, Clarke, Gwinnett, Dawson, Forsyth, Fulton and Lumpkin Counties, Georgia.  These market areas geographically surround metropolitan Atlanta.

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

Management expects that competition will continue in the future due to statewide branching laws and the entry of additional bank and nonbank competitors to our markets.

Recent Developments

On November 2, 2007, we entered into a definitive merger agreement with SunTrust Banks, Inc. (“SunTrust”), pursuant to which SunTrust will acquire GB&T.  At the effective time of the merger, by virtue of the merger and without any action on the part of the holders of any capital stock of GB&T, each share of common stock of GB&T issued and outstanding immediately prior to the effective time (excluding shares owned by GB&T or SunTrust) will be converted into the right to receive 0.1562 shares of SunTrust common stock (the “Exchange Ratio”). Cash will be paid in lieu of fractional shares. The Agreement also provides that each issued and outstanding option to purchase shares of GB&T common stock will be converted into an option to purchase the number of whole shares of SunTrust common stock equal to the number of shares of GB&T common stock subject to the stock option multiplied by the Exchange Ratio (rounded down to the nearest whole share). The exercise price per share of the SunTrust stock option will equal the exercise price for the GB&T stock option divided by the Exchange Ratio.

The merger has been approved by the Boards of Directors of both companies.  The completion of the merger is subject to various closing conditions, including obtaining the approval of GB&T shareholders, and is expected to be completed in the second quarter of 2008.  GB&T and SunTrust will continue to operate separately until the transaction closes.  SunTrust has filed a registration statement on Form S-4 in connection with the proposed merger, which includes additional information related to the proposed merger and GB&T’s proxy statement and SunTrust’s prospectus for the proposed transaction.

Our Strategy

We intend to achieve our primary goal of maximizing shareholder value by focusing on the following objectives:

•                                          Improve our earnings through efficient management of our infrastructure, capital base and other resources;

•                                          Continue to build market share in high growth markets in Georgia where we believe we have a competitive advantage and an opportunity for growth;

•                                          Continue our primary focus on commercial and retail customers in our market areas with the goal of providing superior, personal customer service and building strong asset quality;

•                                          Maintain local authority and accountability at our subsidiary banks;

•                                          Expand our financial products and services to meet the needs of our customers and to increase our fee income; and

•                                          Ensure management’s interests are aligned with shareholders.

Community Banking.  We believe that, in our market areas, customers are attracted and retained primarily through personal customer service and a local, community-oriented atmosphere in which they can feel comfortable and trust the bank personnel with whom they are dealing. In order to maintain this atmosphere, as we have acquired new banks and grown internally, we generally maintain the management team of each separate bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making. By keeping with this community banking strategy, we feel that our employees and customers will forge long-term, mutually beneficial relationships. By keeping management local and accessible to customers, we believe our banks can respond more quickly to our customers’ needs than other, larger banks.  Although we intend to maintain the relatively autonomous community bank atmosphere, due to the growth our company has experienced in the past several years, we focused our attention on maintaining asset and credit quality at all of our bank subsidiaries from a centralized, holding company level.  To further this effort, in 2006 we appointed Sid J. Sims, a twenty-eight year banking veteran, to the newly created position of Executive Vice President and Chief Credit Officer.  Mr. Sims is responsible for managing asset and credit quality throughout our company.  With the current economy, this role has grown rapidly, and quickly evolved into a more centralized asset quality function.

Growth Strategy.  Our strategy is to continue pursuing expansion into attractive, high growth markets around the metropolitan Atlanta area through selective acquisitions of community banks as market conditions permit, and the establishment of de novo branch offices. Since February 2000, we have integrated eight bank acquisitions through mergers with their holding companies or merging the banks into Gainesville Bank & Trust. We focus our acquisition strategy on high-quality community banks with proven management teams that view combining with us as forging a partnership rather than as an exit strategy. Our goal is to maintain the management team of each acquired bank, allowing it to retain its local entrepreneurial identity, autonomy and decision making, while simultaneously increasing efficiency by consolidating administrative and back office operations.  While selective acquisitions will remain a part of our long-term strategy, we believe that current economic and market conditions are not conducive to active acquisition activities.

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

In addition, in connection with the acquisition of Southern Heritage Bank, which now operates as a division of GBT, we assumed $4.1 million in aggregate principal amount of trust preferred securities which have substantially the same terms as our other trust preferred securities except that they have a fixed rate of interest and may be redeemed at our option on or after June 26, 2008. As of December 31, 2007, we had $29.9 million in aggregate principal amount of trust preferred securities outstanding. See the notes to the consolidated financial statements for further information on our trust preferred securities.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction, and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes. We also lend to residential contractors and developers in our market areas. We attempt to obtain a security interest in real estate whenever possible. As of December 31, 2007, approximately 90% of our loan portfolio was secured by real estate.

We also provide commercial and consumer installment loans to our customers that are secured by real estate and other collateral.  Such loans are typically of multiple-year duration and, if not variable rate, bear interest at a rate tied to our cost of funds of equivalent maturity.

Our loan portfolio at December 31, 2007 was comprised as follows:

Type	Dollar Amount	Percentage of Portfolio
	(Dollars in thousands)

Real Estate-Mortgage	$662,025	44.1%
Real Estate-Construction	695,182	46.4
Commercial	111,537	7.4
Consumer	27,515	1.8
Other	4,445	0.3
Total	$1,500,704	100.0%

Real Estate-Mortgage.  We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by income producing property having either actual or projected income to service the debt with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 15 to 25-year period with balloon payments due at the end of one to nine years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may by subject to adverse conditions in the real estate market.

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

Commercial Lending.  Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals, and sometimes mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. The risk in commercial loans is the expectation that the loans generally will be serviced from the operations of the business, and those operations may not be successful.  Additionally, commercial loans may be secured by more specialized collateral which can result in lower levels of recovery.

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

Employees

As of December 31, 2007, we had 476 full-time equivalent employees, of which 142 were employed by Gainesville Bank & Trust, 27 were employed by GB&T Mortgage, Inc., a subsidiary of GBT, 26 were employed by United Bank & Trust, 60 were employed by Community Trust Bank, 34 were employed by HomeTown Bank of Villa Rica, 44 were employed by First National Bank of the South, 22 were employed by First National Bank of Gwinnett, 42 were employed by Mountain State Bank and 79 were employed by the holding company.  We are not a party to any collective bargaining agreement and, in the opinion of management, we enjoy satisfactory relations with our employees.

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

•                                          What product or service market we may enter;

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

GBT, UBT, CTB, HTB and MSB are state banks incorporated under the laws of Georgia and are subject to examination by the Georgia Department and the Federal Deposit Insurance Corporation (“FDIC”).  FNBS and FNBG are nationally chartered banks incorporated under the laws of the United States and are subject to examination by the FDIC and the Office of the Comptroller of the Currency (“OCC”).  All of our banks’ deposits are insured by the FDIC to the maximum extent provided by law.  The FDIC, OCC, the Federal Reserve and the Georgia Department regularly examine our operations and have the authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions.  The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

On November 26, 2007, HTB executed and entered into a Stipulation and Consent Agreement with the FDIC and the Georgia Department agreeing to the issuance of a Cease and Desist Order (the “Order”).  The Order became effective on December 6, 2007 and addressed the supervision and education of HTB’s board of directors, management team, equity capital and reserves in relation to the volume and quality of assets held, level of poor quality loans, allowance for loan and lease losses, lending and collection practices, routine and internal controls policies, and alleged violations of certain laws, regulations and FDIC statements of policy.  Under the terms of the Order, HTB has agreed to take a number of affirmative steps, many of which have been implemented over the past few months.

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

                During 2007, the Company paid a total of $0.38 per share to its shareholders.  At December 31, 2007, the Company could declare approximately $9.1 million in dividends without further regulatory approval.

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

                The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%.  Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  At December 31, 2007, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 11.44% and 10.18%, respectively.

                In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 1.0% to 2.0%.  Our Leverage Ratio at December 31, 2007 was 8.66%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

                An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 2007, all of our banks had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

In addition to the assessments for deposit insurance, institutions are required to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund.  During 2007, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.14 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

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

Available Information

                The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.  These filings are available to the public at the SEC’s website at http://www.sec.gov.  The Company also has a website at http://www.gbtbancshares.com.  On the website, the Company provides hyperlinks to copies of the annual, quarterly and current reports that the Company files with the SEC, any amendments to those reports and press releases, as well as the Company’s code of ethics policy.

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

Our proposed merger with SunTrust may not be consummated or may be delayed, which may adversely affect our anticipated results of operations and financial condition, or both.

In November 2007, we announced that we had signed a definitive merger agreement with SunTrust pursuant to which SunTrust would acquire GB&T. The merger is expected to close in the second quarter of 2008, subject to the satisfaction of customary closing conditions, including the receipt of regulatory and GB&T shareholder approvals to the merger. There can be no assurance that all of these conditions will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the merger.

                Upon completion of the merger, each share of common stock of GB&T issued and outstanding immediately prior to the effective time (excluding shares owned by GB&T or SunTrust) will be converted into the right to receive 0.1562 shares of SunTrust common stock. Cash will be paid in lieu of fractional shares. The Agreement also provides that each issued and outstanding option to purchase shares of GB&T common stock will be converted into an option to purchase the number of whole shares of SunTrust common stock equal to the number of shares of GB&T common stock subject to the stock option multiplied by 0.1562 (rounded down to the nearest whole share). The exercise price per share of the SunTrust stock option will equal the exercise price for the GB&T stock option divided by the 0.1562.  Accordingly, if the price of SunTrust common stock declines prior to the completion of the merger, the value of the stock to be received by GB&T stockholders in the merger will decrease as compared to the value on the date the merger was announced.

As is typical with change of control transactions, GB&T employees may experience uncertainty about their future role with the combined company. These employees may leave GB&T prior to or after the closing of the merger. This may adversely affect GB&T’s ability to attract and retain key management, sales, marketing, technical and other personnel, pending the closing of the merger. Similarly, GB&T’s customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by GB&T’s customers could harm the business of GB&T in the short-term, and the combined company in the long-term.

If the merger is not completed, the price of GB&T common stock may decline to the extent that the current market price of GB&T reflects a market assumption that the merger will be completed. The management team would have been distracted from running the business and GB&T will incur significant costs related to the merger, such as legal, accounting and some of the fees and expenses of their financial advisors, some of which costs must be paid even if the merger is not completed.

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

Deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us, leading to higher loan charge-offs or an increase in the our provision for loan losses.

The second half of 2007 was highlighted by volatility in the financial markets associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a general decline in the real estate and housing market along with significant mortgage loan related losses reported by many other financial institutions.  The market areas surrounding metropolitan Atlanta in which our subsidiary banks operate have been significantly impacted by the decline in the real estate and housing market.  Loan defaults result in a decrease in interest income and may require the establishment of or an increase in loan loss reserves. Furthermore, the decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance, accrued interest and default interest due on a defaulted loan plus the legal costs incurred in pursuing our legal remedies.  No assurance can be given that these conditions will not result in our need to increase loan loss reserves or charge-off a higher percentage of loans, thereby reducing net income. Furthermore, because our subsidiary banks rely more heavily on loans secured by real estate, a decrease in real estate values could cause higher loan losses and require higher loan loss provisions.

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

        In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2007, approximately 90% of our total loans were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.

        Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in Hall, Polk, Paulding, Cobb, Carroll, Bartow, Baldwin, Putnam, Houston, Clarke, Gwinnett, Dawson, Forsyth, Fulton and Lumpkin Counties, Georgia, our success will depend significantly upon the economic conditions in those and the surrounding counties. Unfavorable economic conditions in those and the surrounding counties may result in, among other things, a deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

Our historical operating results may not be indicative of our future operating results.

        We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our rapid growth over the past few years, including our growth through acquisitions, may distort some of our historical financial ratios and statistics. Our strong performance during this time period was, in part, the result of an extremely favorable residential mortgage refinancing market and our successful integration of acquisitions which occurred during that period. In the future, we may not have the benefit of a favorable interest rate environment, a strong residential mortgage market, or the ability to find suitable candidates for acquisition. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our earnings. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

We face risks arising from any supervisory actions taken by our regulators, and HomeTown Bank of Villa Rica is currently operating under a Cease and Desist Order from the FDIC.

                On November 26, 2007, our subsidiary bank HomeTown Bank of Villa Rica executed and entered into a Stipulation and Consent Agreement with the FDIC and the Georgia Department of Banking and Finance agreeing to the issuance of a Cease and Desist Order (the “Order”).  The Order became effective on December 6, 2007 and addressed the supervision and education of HTB’s board of directors, management team, equity capital and reserves in relation to the volume and quality of assets held, level of poor quality loans, allowance for loan and lease losses, lending and collection practices, routine and internal controls policies, and alleged violations of certain laws, regulations and FDIC statements of

policy.   Under the terms of the Order, HTB has agreed to take a number of affirmative steps, including, among other things, increasing the participation of the board of directors in its affairs; assessing the qualifications and experience of management to comply with the requirements of the Order; achieving and maintaining a Tier 1 Capital ratio equal to or exceeding 7.0% of HTB’s total assets; in addition to a fully funded loan reserve, developing a plan to meet the minimum risk-based capital requirements as described in the FDIC Statement of Policy on Risk-Based Capital; eliminating certain assets classified as “loss”, “doubtful” or “substandard;” performing a risk segmentation analysis and reducing concentrations in the loan portfolio; establishing effective systems for loan review and grading, loan documentation, and allowance for loan and lease losses; and establishing a written strategic business plan.

                Over the past few months, HTB has begun the implementation of many of the items contained in the Order, and many of the conditions imposed by the Order are extensions of these actions, but we may not be able to cause HTB to adequately comply with the order.  Failure by us to comply with the terms of this order or other applicable laws and regulations could have a material adverse effect on our business, financial condition or operating results.  In addition, other of our subsidiary banks may be subject to possible regulatory action in the future.

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

We have reported that our internal control over financial reporting is not effective, and any unidentified material weaknesses could cause us to fail to meet our SEC and other reporting requirements.

In connection with an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2007, management determined the Company’s internal control over financial reporting was not effective, as demonstrated by a material weakness in the controls over loan approval procedures related to loan proceeds disbursement on construction and development loans, and problem loan identification and reporting.  We can provide no assurances that these material weaknesses have been fully corrected or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered in the future.  If we fail to remediate any such material weaknesses, our operating results or client relationships could be adversely affected or we may fail to meet our SEC reporting requirements or our financial statements may contain a material misstatement.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives or of preventing fraud due to its inherent limitations, regardless of how well designed or implemented. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of these limitations, there is a risk that material misstatements or instances of fraud may not be prevented or detected on a timely basis by our internal control over financial reporting.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

                Not applicable.

ITEM 2.                  PROPERTIES

                The Company’s corporate headquarters are located at 500 Jesse Jewell Parkway, S.E., Gainesville, Georgia, in the main office of the lead bank, Gainesville Bank & Trust.  The building is jointly owned by Gainesville Bank & Trust and a related party.  The Company also has an operations center located at 1480 Jesse Jewell Parkway, Gainesville, Georgia.  Data Processing, Deposit Operations, Human Resources, Accounting and Audit are located in this facility.   The Company’s seven subsidiary banks conduct business from facilities the majority of which are owned by the respective banks, all of which are in good state of repair and appropriately designed for use as banking facilities.  The subsidiaries provide services from 35 locations, of which 21 locations are owned and 14 are leased.   In the opinion of management, all properties including improvements and furnishings are adequately insured.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          Our common stock is quoted on the Nasdaq Global Select Market under the symbol “GBTB.”  The following table sets forth the high and low closing prices for our common stock as reported by the Nasdaq Global Select Market and the cash dividends declared per share of our common stock for the indicated periods.

	Closing Price		Dividends Declared Per
Calendar Period	High	Low	Share

2006
First Quarter	$22.39	$20.50	$0.085
Second Quarter	22.78	20.62	0.090
Third Quarter	21.98	20.20	0.090
Fourth Quarter	22.74	20.66	0.090

2007
First Quarter	$22.17	$17.65	$0.090
Second Quarter	18.71	16.01	0.095
Third Quarter	17.02	12.90	0.095
Fourth Quarter	13.25	8.80	0.095

(b)                                 As of February 22, 2008, there were approximately 3,789 holders of record of our common stock.

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

(d)                                 During the fourth quarter of 2007, the Company did not repurchase any of its equity securities.

ITEM 6.                  SELECTED FINANCIAL DATA

                                                                The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this Annual Report on Form 10-K.  This information is only a summary and should be read in conjunction with our historical financial statements and related notes.  The year ended December 31, 2006 includes the acquisition of Mountain Bancshares, Inc. which was completed on May 1, 2006 and accounted for as a purchase.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this and our prior acquisitions.

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Summary Balance Sheet Data:
Total loans	$1,500,704	$1,497,701	$1,231,410	$955,880	$709,958
Allowance for loan losses	27,369	24,676	12,773	11,061	8,726
Net loans (1)	1,473,335	1,473,025	1,218,637	944,819	701,232
Earning assets (2)	1,672,795	1,708,509	1,427,484	1,144,540	850,505
Total assets	1,939,012	1,900,376	1,584,094	1,274,136	944,278
Total deposits	1,495,432	1,480,168	1,197,026	928,603	728,629
Subordinated debt	29,898	29,898	29,898	29,898	15,464
Stockholders’ equity (3)	218,399	233,338	198,711	174,715	96,843

Summary Income Statement:
Interest income	137,105	126,575	90,815	58,274	46,792
Interest expense	72,647	57,393	33,836	17,952	15,288
Net interest income	64,458	69,182	56,979	40,322	31,504
Provision for loan losses	23,727	15,744	5,916	1,406	1,406
Net interest income after provision	40,731	53,438	51,063	38,916	30,098
Other income	11,364	10,513	11,631	11,778	9,928
Other expense	68,015	50,159	44,825	36,180	29,693
Income (loss) before income taxes	(15,920)	13,792	17,869	14,514	10,333
Provision for income taxes	(3,431)	4,271	5,878	4,676	2,608
Net income (loss)	(12,489)	9,521	11,991	9,838	7,725

Net Income Per Share:
Basic	(0.88)	0.70	0.96	1.05	1.06
Diluted	(0.87)	0.68	0.93	1.04	1.03
Cash dividends declared	0.38	0.36	0.33	0.30	0.29
Book value	15.35	16.51	15.54	14.84	11.40
Tangible book value	9.60	9.95	10.32	10.19	7.51

Average Balances:
Total loans	1,528,509	1,379,203	1,131,883	807,340	608,131
Earning assets	1,732,578	1,598,719	1,343,345	973,246	740,818
Intangible assets	92,282	84,108	70,947	42,030	17,331
Total assets	1,962,831	1,776,709	1,496,792	1,082,701	813,134
Total deposits	1,525,203	1,374,419	1,123,577	834,100	637,688
Stockholders’ equity	234,960	223,112	198,004	118,271	73,144

Other Data:
Number of:
Common shares outstanding	14,231	14,132	12,784	11,772	8,493
Basic average shares outstanding	14,192	13,652	12,562	9,340	7,313
Diluted average shares outstanding	14,325	13,956	12,880	9,472	7,469

Performance Ratios:
Return on average assets	(0.64)	0.54	0.80	0.91	0.95
Return on average equity	(5.32)	4.27	6.06	8.32	10.56
Return on average tangible assets	(0.67)	0.56	0.84	0.95	0.97
Return on average tangible equity	(8.75)	6.85	9.44	12.90	13.84
Average loans to average deposits	100.22	100.35	100.74	96.79	95.36

Asset Quality Ratios:
Nonperforming loans to net loans (1)(4)	8.24	1.74	0.54	1.10	0.55
Nonperforming assets to total assets (5)	8.34	1.59	0.63	0.86	0.60
Net charge-offs to average total loans	1.38	0.36	0.47	0.14	0.18
Allowance for loan losses to total nonperforming loans	22.56	96.50	194.15	106.49	227.12
Allowance for loan losses to total loans	1.82	1.65	1.04	1.16	1.23

Capital Ratios:
Average equity to average assets	11.97	12.56	13.23	10.92	9.00
Average tangible equity to average tangible assets	7.63	8.21	8.91	7.33	7.01
Tangible equity to tangible assets	7.36	7.78	8.70	9.84	7.00
Leverage ratio	8.66	9.44	10.71	12.58	8.63
Tier 1 risk-based capital ratio	10.18	10.86	12.80	15.15	10.62
Total risk-based capital ratio	11.44	12.12	13.80	16.27	11.80

(1) Net loans include the outstanding principal balances of loans less unearned income, net deferred fees and the allowance for loan losses.

(2) Earning assets include interest-bearing deposits in banks, federal funds sold, securities available for sale, restricted equity securities, loans net of unearned income, less unrealized gains (losses) on securities and nonaccrual loans.

(3) The increase in stockholders’ equity for the years ended December 31, 2006 and 2005 related to business combinations was 15% and 12%, respectively. Net income less dividends declared represented 2% and 4% of the total increase for the same periods, respectively.  The net loss plus dividends declared represented 8% of the total decrease for the year ended December 31, 2007.

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

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Book value per common share	$15.35	$16.51	$15.54	$14.84	$11.40
Effect of intangible assets per share	(5.75)	(6.56)	(5.22)	(4.65)	(3.89)
Tangible book value per common share	$9.60	$9.95	$10.32	$10.19	$7.51

Equity to assets	11.26	12.28	12.54	13.71	10.26
Effect of intangible assets	(3.90)	(4.50)	(3.84)	(3.87)	(3.26)
Tangible equity to tangible assets	7.36	7.78	8.70	9.84	7.00

Return on average assets	(0.64)	0.54	0.80	0.91	0.95
Effect of intangible assets	(0.03)	0.02	0.04	0.04	0.02
Return on average tangible assets	(0.67)	0.56	0.84	0.95	0.97

Return on average equity	(5.32)	4.27	6.06	8.32	10.56
Effect of intangible assets	(3.43)	2.58	3.38	4.58	3.28
Return on average tangible equity	(8.75)	6.85	9.44	12.90	13.84

Average equity to average assets	11.97	12.56	13.23	10.92	9.00
Effect of average intangible assets	(4.34)	(4.35)	(4.32)	(3.59)	(1.99)
Average tangible equity to average tangible assets	7.63	8.21	8.91	7.33	7.01

Total assets	$1,939,012	$1,900,376	$1,584,094	$1,274,136	$944,278
Plus:
Allowance for loan losses	27,369	24,676	12,773	11,061	8,726
Less:
Cash and due from banks	(22,361)	(25,876)	(30,748)	(20,723)	(17,584)
Premises and equipment	(40,137)	(41,776)	(37,014)	(31,548)	(25,813)
Intangible assets	(81,754)	(92,794)	(66,750)	(54,745)	(33,043)
Other assets	(78,422)	(43,494)	(32,245)	(23,646)	(22,010)
Unrealized (gains) losses on securities	(312)	2,187	3,936	64	(716)
Nonaccrual loans	(70,600)	(14,790)	(6,562)	(10,059)	(3,333)
Earning assets	$1,672,795	$1,708,509	$1,427,484	$1,144,540	$850,505

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

Executive Summary

        The Company, headquartered in Gainesville, Georgia, consists of a network of community banks in growth areas of Georgia with approximately $1.9 billion in total consolidated assets as of December 31, 2007. We believe that maintaining autonomy within our subsidiary banks serves the unique needs of each community we serve. We focus on strong asset quality and sound management teams and use economies of scale to enhance our profitability. Our results reflect a combination of internal and acquisition growth. Prior to 2006, we had completed seven acquisitions.  On May 1, 2006, we completed the acquisition of Mountain Bancshares, Inc. and its banking subsidiary Mountain State Bank.    We continue to build infrastructure to support our growth.

        As a bank holding company, our results of operations are almost entirely dependent on the results of operations of our subsidiary banks. The following table sets forth our subsidiary banks and selected data related to each bank as of December 31, 2007:

Bank	Number of Branches	Market Area Counties	Total Assets at December 31, 2007
			(in thousands)
Gainesville Bank & Trust (with divisions Southern Heritage Bank and Bank of Athens and subsidiary GB&T Mortgage, Inc.)	12	Hall, Forsyth, Clarke, Cobb	$674,234
United Bank & Trust	4	Polk, Bartow	115,659
Community Trust Bank	6	Paulding, Cobb	317,073
HomeTown Bank of Villa Rica	3	Carroll, Paulding	232,244
First National Bank of the South	4	Baldwin, Putnam, Houston	215,404
First National Bank of Gwinnett	1	Gwinnett	204,771
Mountain State Bank	5	Dawson, Forsyth, Lumpkin, Fulton	202,923

     We derive the majority of our income from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Approximately 91% of our total deposits are interest-bearing.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  The financial performance for the year ended December 31, 2007 was impacted by the additional loan loss provisions taken in the fourth quarter of 2007 as well as the goodwill impairment at one of our affiliates.  Please see “Results of Operations — Asset Quality” for further discussion concerning the additional loan loss provision and goodwill impairment.

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

We measure and monitor the following factors as key indicators of our financial performance:

•              Net income

•              Earnings per share

•              Loan and deposit growth

•              Credit quality

Below is a summary of the performance of these key indicators for the year ended December 31, 2007 as compared to the year ended December 31, 2006:

•              Net loss of $12.5 million compared to net income of $9.5 million

•              Diluted earnings per share of $(0.87) compared to $0.68

•              Net interest margin of 3.75% compared to 4.34%

•              Loan growth of $3.0 million or 2.0%

•              Deposit growth of $15.3 million or 1.0%

•              Return on average assets of (0.64)% compared to 0.54%

•              Return on average equity of (5.32)% compared to 4.27%

•              Nonperfoming assets ratio of 8.34% compared to 1.59%

•              Net charge-off ratio of 1.38% compared to 0.36%

Effect of Economic Trends

During the three years ended December 31, 2004, our rates on both short-term or variable rate interest-earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve, however during 2005 and continuing through 2006, both these rates increased.  Then during 2007, these rates began to decline again due to actions taken by the Federal Reserve.

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

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During all of 2003 and substantially all of 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During 2004, many economists believed the economy began to show signs of strengthening, and the Federal Reserve increased the short-term interest rate by 100 basis points during the second, third and fourth quarters of 2004 and by 200 basis points during 2005. In 2006, the short-term interest rate continued to increase by 50 basis points during the first quarter and another 50 basis points during the second quarter of 2006.  In late 2007, due to concerns relating to the overall economy, the Federal Reserve decreased rates in the third quarter by 50 basis points and an additional 50 basis points in the fourth quarter.  The Federal Reserve decreased the short-term interest rate by 125 basis points in January 2008.  Many economists believe the Federal Reserve will continue to lower rates during 2008. No assurance can be given that the Federal Reserve will actually lower interest rates or that the results we anticipate will actually occur.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated collateral, title defects, inaccurate appraisals, and financial deterioration of borrowers. Construction and development lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market areas have shown signs of weakness due to the decline in the residential housing market. The general economy and loan demand declined slightly during 2001 and continued to decline throughout 2002. In 2003, the economy began to show signs of improvement which continued through 2004, 2005 and 2006.  However during 2007, there was significant deterioration in the residential real estate market, which significantly impacted our loan growth and credit quality.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are reviewed and discussed periodically by our Audit Committee and are described in the notes to our consolidated financial statements as of December 31, 2007 included in this report. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

A specific allowance will be maintained for all loans rated 1- 5 and for all homogeneous loan pools such as consumer, credit card and residential mortgage. Management will develop a range of expected losses for each risk grade and for each loan pool. This range of losses will be management’s best estimate based on actual loss experience, industry loss experience, loan portfolio trends and characteristics of the markets it serves. On a quarterly basis management will evaluate each of the loan categories and determine the expected loss levels from the higher of the range previously established or the historical loss history calculation. The range of expected losses shown below will be used until management determines changes are needed.

Risk Rating 1- 3	0.20%-0.50%
Risk Rating 4	0.50%-1.25%
Risk Rating 5	1.50%-5.00%
Consumer	0.50%-1.25%
Credit Cards	2.00%-3.00%
Real Estate	0.25%-1.00%
Commercial	0.30%-1.00%
Hotel, Retail Business, Industrial Warehouse, Convenience Store and Office Building	0.50%-1.25%

All loans rated 6, 7 and 8 as well as any other impaired loan of a significant amount will be individually analyzed and a specific reserve assigned. This analysis will include information from the Problem Asset Review Committee, a subcommittee of the Company’s Loan Committee, which meets quarterly and reviews credit relationships of one million and above and rated 5-8. Management, considering current information and events regarding a borrower’s ability to repay its obligations, considers a loan to be impaired when the ultimate collection of all  amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Traditionally, a majority of our impaired loans have been collateral dependent. The allowance for loan losses on these loans is determined based on fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. Traditionally most of our collateral dependent impaired loans have been secured by real estate. The fair value of these real estate properties is generally determined based on appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals. These estimates will be made in accordance with FASB 114.

The remainder of the balance in the reserve for loan losses is unallocated. The unallocated reserve represents management’s current estimate of the probable losses inherent in the loan portfolio that have not been fully provided for through the specific reserve calculations. Factors considered in determining the unallocated reserve are overall economic conditions, the rapid rise of real estate prices over the past three years in our markets, the recent slowdown in real estate activity, the number of new and relatively inexperienced banks and bankers entering our markets and offering aggressive terms and pricing, our concentration in commercial and consumer real estate and the experience and historic performance of our lenders.

Goodwill.    Our growth over the past several years has been enhanced significantly by mergers and acquisitions. Prior to July 2001, all of our acquisitions were accounted for using the pooling-of-interests business combination method of accounting. Effective July 1, 2001, we adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. In July 2007, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. Due to the deterioration in the residential real estate market, an additional impairment test was performed as of December 31, 2007 and it was determined there was impairment in the carrying value of our goodwill balances at one of our affiliates and we recorded a charge to our earnings.

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

Financial Condition

        Total Assets.    Our total assets increased $38.6 million or 2.0% during 2007 compared to $316.3 million or 20.0% during 2006. The increase in 2007 consists primarily of an increase in total loans of $3.0 million or 2.0%, and an increase in other real estate and repossessions of $35.7 million.  Asset growth and credit quality were negatively impacted by the decline in the residential real estate market.  For the year ended December 31, 2006 as compared with the year ended December 31, 2005, the acquisition of Mountain Bancshares, Inc. accounted for approximately $165.5 million of the increase in total assets.  The competition for deposits plays an important role in our overall growth.

        Total Loans.    Our primary focus is to maximize earnings through lending activities. Any excess funds are invested according to our investment policy. Total loans increased 2.0% or $3.0 million for the year ended December 31, 2007.  This increase is compared to an increase of $266.3 million or 21.6% during 2006.  Exclusive of the acquisition of Mountain Bancshares, Inc., which represented $107.5 million of the increase in 2006, total loans increased $158.8 million or 12.9%.  As of December 31, 2007 and 2006, our loan-to-deposit ratio was 100.4% and 101.2%, respectively. At December 31, 2007 and 2006, we had total outstanding borrowings of $209.6 million and $168.4 million, respectively. These funds have been used to fund loan growth. The utilization of borrowings to fund loan growth enables us to maintain a higher loan to deposit ratio and maintain an adequate liquidity ratio. Our loan-to-funds ratio was 88.0% and 90.8% at December 31, 2007 and 2006, respectively.

        Total Deposits.    During 2007, total deposits grew by $15.3 million or 1.0% compared to an increase of $283.1 million or 23.7% in 2006, including the acquisition of Mountain Bancshares, Inc., which accounted for $124.0 million of this increase.

Results of Operations—For the Years Ended December 31, 2007, 2006 and 2005

        Net Interest Income and Earning Assets.   During 2007 and 2006, we continued to experience moderate internal growth in interest-earning and total assets which was funded by increases in deposits and the retention of net profits. During 2006, we experienced additional growth through the acquisition of Mountain Bancshares, Inc. as explained above. We recorded a net loss of $12.5 million for the year ended December 31, 2007 and net income of $9.5 million and $12.0 million for the years ended December 31, 2006 and 2005, respectively.

    Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net yield on average interest-earning assets decreased to 3.75% for the year ended December 31, 2007 from 4.34% for the year ended December 31, 2006. This decrease is primarily attributable to decreases in interest rates by the Federal Reserve in 2007. In 2007, the average yield on interest-earning assets increased to 7.95% from 7.93% in 2006 and the average yield on interest-bearing liabilities increased to 4.68% in 2007 from 4.20% in 2006. The overall change in the interest rate spread from 2006 to 2007 was a decrease of 46 basis points. The decrease in the net interest spread is a result of increases in time deposit volume at an average rate 60 basis points above the average in 2006, increases in interest-bearing demand and savings volume at an average rate 21 basis points above the 2006 average as well as increases in borrowings volume at an average rate 22 basis points above the average in 2006. Total average interest-earning assets increased by $133.9 million, to $1,732.6 million at December 31, 2007 as compared to 2006 and average interest-bearing liabilities increased by $183.5 million, to $1,551.2 million for the same period. We continue to experience slight growth in our portfolios while maintaining our competitive pricing.

        The net yield on average interest-earning assets increased by 8 basis points to 4.34% from 4.26% for the year ended December 31, 2006 as compared to 2005. The increased net yield in 2006 was primarily attributable to increases in loan volume in addition to increases in interest rates.

        Net interest income decreased by $4.7 million to $64.5 million in 2007, compared to an increase of $12.2 million in 2006. The decrease in 2007 reflects the increased level of nonaccrual loans as well as the increase in interest-bearing liabilities along with increased rates, which was only partially offset by the increase in interest-earning assets with no increase in rates from the prior year.  The increase in 2006 reflects the increase in interest-earning assets during 2006 as compared to 2005. The change in net interest income is primarily the result of minimal increases in net volume versus increased changes in net interest rates. These variances include the impact of the acquisition of Mountain Bancshares, Inc.  in 2006.

        Other Income.  Other income increased during 2007 by $851,000 compared to a decrease of $1.1 million in 2006. For the year ended December 31, 2007, service charges on deposit accounts increased by $1,041,000.  This increase was partially offset by a decrease in mortgage origination fees of $347,000.  For the year ended December 31, 2006, service charges on deposit accounts decreased by $135,000, other service charges and fees decreased by $151,000 and securities transactions, net decreased by $569,000.  These decreases were partially offset by an increase in mortgage origination fees of $398,000.

        Other Expense.    Other expense increased $17.9 million for the year ended December 31, 2007.  Increases in other operating expenses represented the most significant portion of the increase for 2007, which increased by $15.0 million.  This increase is primarily related to the impairment of goodwill and core deposit intangible as of December 31, 2007 of $10.0 million.  Also included in this category is the provision for other real estate losses taken in 2007 of $1.7 million.  Salaries and employee benefits increased for 2007 as compared to 2006 by $2.4 million partially due to the inclusion of Mountain Bancshares, Inc. for a full year in 2007 compared to eight months in 2006, along with increases in profit sharing contributions, health insurance costs, incentive compensation and normal salary increases.

Other expense increased $5.3 million for the year ended December 31, 2006.  Increases in salaries and employee benefits represent the most significant portion of this increase, which increased by $3.7 million.  The number of full-time equivalent employees increased by 34 employees in May 2006 due to the acquisition of Mountain Bancshares, Inc.  Other operating expenses increased by $882,000 for the year ended December 31, 2006. The increase in other operating expenses included increases in marketing and public relations of $124,000, ATM and data processing expense of $82,000, supplies, postage and telephone expense of $68,000 and a loss of $306,000 recorded in the fourth quarter of 2005 on the sale of Community Loan Company.

        Income Tax Expense.   Income tax expense decreased by $7.7 million to a tax benefit of $3.4 million in 2007 from tax expense of $4.3 million in 2006. The decrease in 2007 was attributable to decreased profits primarily related to additional loan loss provisions taken in 2007 along with provisions taken for other real estate losses as discussed below.  The effective tax rate for year ended December 31, 2007 was 21.6%, compared to 31.0% for 2006.

Income tax expense decreased by $1.6 million to $4.3 million in 2006 from $5.9 million in 2005.  The decrease in 2006 was attributable to decreased profits primarily related to the additional loan loss provision taken in the fourth quarter of 2006.  The effective tax rate for the year ended December 31, 2006 was 31.0%, compared to 32.9% for 2005.

        Net Income.    Net income decreased by $22.0 million for the year ended December 31, 2007 when compared to 2006.  This decrease is primarily related to the expense recorded for the impairment in the goodwill and core deposit intangible carrying balances as of December 31, 2007 in addition to increased loan loss provisions taken in 2007 along with provisions taken for other real estate losses as discussed below.  The decrease in net income for the year ended December 31, 2006 was $2.5 million when compared to 2005.  This decrease is primarily related to the additional loan loss provision taken in the fourth quarter of 2006.

       Asset Quality.    The provision for loan losses was $23.7 million during 2007, compared to $15.7 million in 2006.  This increase was due to additional loan loss provisions needed because of deterioration in the real estate market during the last half of 2007. The increased provision reflects the decline in the residential real estate market and the elevated level of chargeoffs we experienced during 2007.  The provision for loan losses is the charge to operations which management believes is necessary to fund the allowance for loan losses. This provision is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Loans acquired in business acquisitions were acquired at their estimated fair value, including an adequate allowance for loan losses.  See also our discussion of the loan loss allowance in the “Critical Accounting Policies” section included in this report.

        The following table presents details of the provision for loan losses, nonaccrual loans and related categories.  The increase in nonaccrual loans is related to our exposure to the declining residential real estate market that has affected all of the markets in which we operate.  As shown in “Summary of Loan Loss Experience” below, the consumer related charge-offs consist of many smaller balance loans while the real estate related charge-offs consist of several larger balance loans. Real estate loans are normally secured by one to four family residences or other real estate with values exceeding the original loan balance, however, due to the downturn in the residential real estate market and the corresponding decline in real estate values, we experienced substantial net chargeoffs in the latter half of 2007.  Consumer loans, however, may be secured by consumer goods and automobiles, or may be unsecured, and therefore subject to greater loss in the event of charge-off. During a recession, losses are more likely and the risk of loss is greater in the consumer portfolio. The allowance for loan losses as a percentage of nonperforming loans at December 31, 2007 was 22.56%, which was down from 96.50% at December 31, 2006. This decrease is due to nonaccrual loans increasing to $70.6 million at December 31, 2007 from $14.8 million at December 31, 2006 as well as the increase in the provision for loan losses in 2007 to $23.7 million compared to $15.7 million for 2006.  Based on management’s evaluations, management believes the allowance for loan losses is adequate to absorb potential losses on existing loans.

	Years ended December 31,
	2007	2006
	(Dollars in thousands)

Total charge-offs	$21,709	$5,570
Total recoveries	675	641
Net charge-offs (recoveries)	21,034	4,929
Total nonaccrual loans	70,600	14,790
Loans past due 90 days	993	10
Other real estate and repossessions	40,375	4,673
Provision for loan losses	23,727	15,744
Allowance/Total loans	1.82%	1.65%
Net charge-offs (recoveries)/Average loans	1.376%	0.357%
Allowance/Nonperforming loans	22.56%	96.50%

Effects of Inflation

        The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. Through the Investment Committee of our holding company’s board of directors, we attempt to structure the assets and liabilities and manage the rate sensitivity gap of each subsidiary bank, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management” above.

Off-Balance Sheet Arrangements

        Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making such commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Commitments to extend credit	$253,530	$425,391
Financial standby letters of credit	9,279	7,544
Other standby letters of credit	—	1,129
Credit card commitments	8,023	6,595
Total	$270,832	$440,659

Liquidity and Capital Resources

        Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities of securities and prepayments. Also, we maintain relationships with correspondent banks which could provide funds on short notice. As of December 31, 2007, we had amounts borrowed under federal funds purchase lines and securities sold under repurchase agreements of $62.4 million compared to $41.1 million as of December 31, 2006. These borrowings typically mature within one to four business days.

        The following table sets forth certain information about contractual cash obligations as of December 31, 2007.

	Payments Due after December 31, 2007
	Total	1 Year Or Less	1 — 3 Years	4 — 5 Years	After 5 Years
	(Dollars in thousands)

Subordinated debt	$29,898	$—	$—	$—	$29,898
Operating leases	13,943	1,187	2,359	2,229	8,168
Line of credit with a bank	1,700	1,700	—	—	—
Federal Home Loan Bank advances	115,148	85,737	20,951	3,000	5,460
Total contractual cash obligations	$160,689	$88,624	$23,310	$5,229	$43,526

        Our operating leases represent obligations with maturities of five years or less, with the exception of one lease entered into in 2005 which has a maturity of 25 years.  Many of the operating leases have thirty-day cancellation provisions.

        Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. At December 31, 2007, our liquidity ratio was 11.05%. Our liquidity ratio is measured by the ratio of net cash, federal funds sold and securities to net deposits and short-term liabilities. In the event our subsidiary banks need to generate additional liquidity, funding plans would be implemented as outlined in the liquidity policy of the banks. Our banks have lines of credit available to meet any unforeseen liquidity needs. Also, our banks have relationships with the Federal Home Loan Bank of Atlanta, which provides funding for loan growth on an as needed basis. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans and accessing available funds through various borrowing arrangements. At December 31, 2007, we had available borrowing capacity totaling approximately $230.9 million through various borrowing arrangements and available lines of credit. We believe our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

        As of December 31, 2007, the Company and its subsidiary banks were considered to be well-capitalized as defined in the FDICIA and based on regulatory minimum capital requirements.  The Company and its subsidiary banks’ capital ratios as of December 31, 2007 are presented in the following table:

	Capital Ratios	For Capital Adequacy Purposes	To Be Well Capitalized
Total Capital to Risk Weighted Assets:
Consolidated	11.44%	8.00%	N/A
Gainesville Bank & Trust	11.03	8.00	10.00%
United Bank & Trust	10.38	8.00	10.00
Community Trust Bank	10.18	8.00	10.00
HomeTown Bank of Villa Rica	10.59	8.00	10.00
First National Bank of the South	11.60	8.00	10.00
First National Bank of Gwinnett	10.03	8.00	10.00
Mountain State Bank	10.90	8.00	10.00

Tier 1 Capital to Risk Weighted Assets:
Consolidated	10.18%	4.00%	N/A
Gainesville Bank & Trust	10.17	4.00	6.00%
United Bank & Trust	9.12	4.00	6.00
Community Trust Bank	8.92	4.00	6.00
HomeTown Bank of Villa Rica	9.31	4.00	6.00
First National Bank of the South	10.57	4.00	6.00
First National Bank of Gwinnett	9.05	4.00	6.00
Mountain State Bank	9.64	4.00	6.00

Tier 1 Capital to Average Assets:
Consolidated	8.66%	4.00%	N/A
Gainesville Bank & Trust	8.48	4.00	5.00%
United Bank & Trust	7.65	4.00	5.00
Community Trust Bank	7.43	4.00	5.00
HomeTown Bank of Villa Rica	7.14	4.00	5.00
First National Bank of the South	9.05	4.00	5.00
First National Bank of Gwinnett	8.18	4.00	5.00
Mountain State Bank	7.85	4.00	5.00

       Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

        Our subsidiary banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2007, approximately $9.1 million of retained earnings at our subsidiary banks were available for dividend declaration without regulatory approval.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differentials

        The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2007			2006			2005
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates
	(Dollars in thousands)

Taxable securities	$204,915	$9,467	4.62%	$200,983	$8,436	4.20%	$194,093	$7,287	3.75%
Nontaxable securities (5)	29,172	1,807	6.19	13,516	866	6.41	14,023	910	6.49
Federal funds sold	9,410	469	4.98	16,014	812	5.07	9,842	327	3.32
Interest-bearing deposits in banks	6,500	296	4.55	2,176	145	6.66	1,077	42	3.90
Loans (2) (4)	1,482,581	125,644	8.47	1,366,030	116,593	8.54	1,124,310	82,541	7.34

Total interest-earning assets	1,732,578	137,683	7.95%	1,598,719	126,852	7.93%	1,343,345	91,107	6.78%

Unrealized gains (losses) on securities	(2,405)			(4,483)			(2,175)
Allowance for loan losses	(26,315)			(15,247)			(12,499)
Nonaccrual loans	45,927			13,174			7,573
Cash and due from banks	22,571			23,566			24,996
Other assets	190,475			160,980			135,552

Total	$1,962,831			$1,776,709			$1,496,792

Interest-bearing demand & savings	$451,545	14,376	3.18%	$430,143	12,786	2.97%	$407,551	8,337	2.05%
Time	917,531	48,850	5.32	776,798	36,652	4.72	560,786	18,816	3.36
Borrowings	182,165	9,421	5.17	160,820	7,955	4.95	161,370	6,683	4.14

Total interest-bearing liabilities	1,551,241	72,647	4.68%	1,367,761	57,393	4.20%	1,129,707	33,836	3.00%

Noninterest-bearing demand	156,127			167,477			155,241
Other liabilities	20,503			18,359			13,840
Stockholders’ equity (3)	234,960			223,112			198,004

Total	$1,962,831			$1,776,709			$1,496,792

Net interest income		$65,036			$69,459			$57,271
Net interest spread			3.27%			3.73%			3.78%
Net yield on average interest-earning assets			3.75%			4.34%			4.26%

(1)	Average balances were determined using the daily average balances.
(2)	Average balances of loans are net of deferred costs and fees and nonaccrual loans.
(3)

Average unrealized gains (losses) on securities available for sale, net of tax, have been included in stockholders’ equity at ($1,499,000), ($2,842,000), and ($1,306,000) for 2007, 2006, and 2005, respectively.

(4)	Interest and fees on loans include $5,503,000, $6,690,000 and $5,944,000 of loan fee income for the years ended December 31, 2007, 2006 and 2005, respectively.
(5)	Yields on nontaxable securities are presented on a tax-equivalent basis.

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

	Years Ended December 31,
	2007 to 2006			2006 to 2005
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)

Income from interest-earning assets:
Interest and fees on loans	$(950)	$10,001	$9,051	$14,710	$19,342	$34,052
Interest on taxable securities	862	169	1,031	887	262	1,149
Interest on nontaxable securities	(31)	972	941	(11)	(33)	(44)
Interest on federal funds sold	(14)	(329)	(343)	221	264	485
Interest on interest-bearing deposits in other banks	(59)	210	151	42	61	103
Total interest income	(192)	11,023	10,831	15,849	19,896	35,745

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	932	658	1,590	3,960	489	4,449
Interest on time deposits	5,030	7,168	12,198	9,139	8,697	17,836
Interest on borrowings	368	1,098	1,466	1,295	(23)	1,272
Total interest expense	6,330	8,924	15,254	14,394	9,163	23,557

Net interest income	$(6,522)	$2,099	$(4,423)	$1,455	$10,733	$12,188

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

At December 31, 2007 our cumulative one year interest rate sensitivity gap ratio was 1.00. This indicates that our interest-bearing liabilities will reprice during this period at the same rate as our interest-earning assets.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

		After
		Three	After
		Months	One Year
	Within	But	But
	Three	Within	Within	After
	Months	One Year	Five Years	Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$10,881	$—	$—	$—	$10,881
Federal funds sold	3,575	—	—	—	3,575
Securities (1)	73,481	41,563	62,392	40,457	217,893
Loans	1,062,648	209,007	228,997	52	1,500,704

Total interest-earning assets	1,150,585	250,570	291,389	40,509	1,733,053

Interest-bearing liabilities:
Interest-bearing demand and savings	$439,738	$—	$—	$—	$439,738
Time deposits	222,546	589,918	108,319	76	920,859
Federal funds purchased and
repurchase agreements	62,428	—	—	—	62,428
Other borrowings	52,982	34,910	23,951	35,358	147,201

Total interest-bearing liabilities	$777,694	$624,828	$132,270	$35,434	$1,570,226

Interest rate sensitivity gap	$372,891	$(374,258)	$159,119	$5,075	$162,827

Cumulative interest rate sensitivity gap	$372,891	$(1,367)	$157,752	$162,827

Interest rate sensitivity gap ratio	1.48%	0.40%	2.20%	1.14%

Cumulative interest rate sensitivity gap ratio	1.48%	1.00%	1.10%	1.10%

(1) Does not include restricted equity securities, which consist of Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock and The Bankers Bank stock, as such assets are not interest rate sensitive.

Management believes that gap analysis is a useful tool for measuring interest rate risk only when used in conjunction with its simulation model.  As of December 31, 2007, the Company maintained an asset sensitive interest rate risk position based on its simulation model results.  This positioning would be expected to result in an increase in net interest income in a rising rate environment and a decrease in net interest income in a declining rate environment.  This is generally due to a greater proportion of interest earning assets repricing on a variable rate basis as compared to variable rate funding sources. This asset sensitivity is indicated by selected results of net interest income simulations.  The actual realized change in net interest income would depend on several factors.  These factors include, but are not limited to, actual realized growth in asset and liability volumes, as well as the mix experienced over these time horizons.  Market conditions and their resulting impact on loan, deposit, and funding pricing would also be a primary determinant in the realized level of net interest income.  The table below shows the impact on net interest margins over a twelve-month period when subjected to an immediate 100 basis point increase and decrease in rate.

Twelve Month Net Interest Income Sensitivity

Change in Short-Term Interest Rates (in basis points)	Estimated Change in Net Interest Income

+100	10.42%
Flat	—
-100	(10.39)%

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, as of December 31, 2007, approximately 85% of the loan portfolio is comprised of loans which have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

Securities Portfolio

Types of Securities

The following table sets forth the carrying value of securities held by us as of the dates indicated:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

U. S. Treasury and U. S. government agencies and corporations	$102,996	$101,806	$77,363
Mortgage-backed securities	80,041	83,697	97,729
State and municipal securities	31,802	21,731	11,327
Equity securities (1)	12,352	11,567	10,985
Corporate bonds	1,356	1,317	—
	$228,547	$220,118	$197,404

(1)  Equity securities consist of Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock and The Bankers Bank stock.  For presentation purposes, the equity securities are not included in the maturity table below because they have no contractual maturity date.

Maturities

The amounts of debt securities as of December 31, 2007 are shown in the following table according to contractual maturities.

	U. S. Treasury
	And U. S.
	Government Agencies		State and
	and Corporations		Municipal Securities
		Yield		Yield
	Amount	(1)	Amount	(1)(2)
	(Dollars in thousands)
Maturity:
One year or less	$23,834	2.91%	$441	5.79%
After one year through five years	59,414	4.37	2,166	4.99
After five years through ten years	38,522	5.45	2,586	4.46
After ten years	62,623	4.84	26,609	4.06
	$184,393	4.57%	$31,802	4.18%

(1)                                  Yields were computed using coupon interest rates, including discount accretion and premium amortization.  The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)           Yields on municipal securities are not stated on a tax-equivalent basis.

Loan Portfolio

Types of Loans

The following table sets forth our loans by type of collateral as of the dates indicated therein:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial	$111,537	$115,792	$99,640	$74,437	$50,997
Real estate — construction	695,182	702,809	481,332	294,817	185,397
Real estate — mortgage	662,025	643,765	615,594	545,614	439,779
Consumer	27,515	31,756	33,260	37,248	30,088
Other	4,445	3,579	1,584	3,764	3,697
	1,500,704	1,497,701	1,231,410	955,880	709,958
Less allowance for loan losses	(27,369)	(24,676)	(12,773)	(11,061)	(8,726)
Net loans (1)	$1,473,335	$1,473,025	$1,218,637	$944,819	$701,232

(1)  Loans are net of deferred loan fees.

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2007 are shown in the following table according to contractual maturity.

(Dollars in thousands)

Commercial
One year or less	$74,135
After one through five years	35,275
After five years	2,127
111,537

Real Estate - Construction
One year or less	620,762
After one through five years	71,624
After five years	2,796
695,182

Other
One year or less	300,104
After one through five years	356,342
After five years	37,539
693,985
$1,500,704

The following table summarizes loans at December 31, 2007 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$302,263
Floating or adjustable interest rates	203,440
$505,703

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories and as of the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$70,600	$14,790	$6,562	$10,059	$3,333

Loans contractually past due 90 days or more to interest or principal payments and still accruing	993	10	17	328	509

Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	106	33	62

Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	49,739	10,771	—	—	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2007 is as follows:

(Dollars in thousands)

Interest income that would have been recorded on nonaccrual loans under original terms	$7,022

Interest income that was recorded on nonaccrual loans	$2,558

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

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Average amount of loans outstanding (1)	$1,528,509	$1,379,203	$1,131,887	$807,340	$608,131

Balance of allowance for loan losses at beginning of year	$24,676	$12,773	$11,061	$8,726	$7,538

Loans charged off:
Real estate	(19,916)	(4,344)	(3,863)	(422)	(469)
Commercial	(1,071)	(681)	(666)	(185)	(295)
Consumer	(693)	(526)	(1,177)	(1,001)	(700)
Credit cards	(29)	(19)	(55)	(20)	(2)
	(21,709)	(5,570)	(5,761)	(1,628)	(1,466)

Recoveries of loans previously charged off:
Real estate	95	360	68	113	53
Commercial	245	29	95	66	31
Consumer	315	248	269	292	286
Credit cards	20	4	20	11	14
	675	641	452	482	384

Net loans charged off during the year	(21,034)	(4,929)	(5,309)	(1,146)	(1,082)
Allowance for loan losses acquired (sold)	—	1,088	1,105	2,075	864

Additions to allowance charged to expense during year	23,727	15,744	5,916	1,406	1,406

Balance of allowance for loan losses at end of year	$27,369	$24,676	$12,773	$11,061	$8,726

Ratio of net loans charged off during the year to average loans outstanding	1.38%	0.36%	0.47%	0.14%	0.18%

(1)           Average total loans include nonaccrual loans.

        The following table sets forth the allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial	$2,081	7.45%	$1,876	7.73%	$971	8.09%	$840	7.79%	$663	7.19%
Real estate-construction	6,212	46.37	5,601	46.93	1,597	39.09	1,383	30.84	1,091	26.11
Real estate-mortgage	14,807	44.11	13,350	42.98	7,600	49.99	6,581	57.08	5,192	61.94
Consumer and other	4,269	2.07	3,849	2.36	2,605	2.83	2,257	4.29	1,780	4.76
Total allowance	$27,369	100.00%	$24,676	100.00%	$12,773	100.00%	$11,061	100.00%	$8,726	100.00%

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

        Our allowance for loan losses was approximately $27,369,000 at December 31, 2007, representing 1.82% of total loans, compared with $24,676,000 at December 31, 2006, which represented 1.65% of total loans.

Deposits

        Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. Average balances were determined using daily average balances.

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$156,127	—%	$167,477	—%	$155,241	—%
Interest-bearing demand and savings deposits	451,545	3.18	430,143	2.97	407,551	2.05
Time deposits	917,531	5.32	776,798	4.72	560,786	3.36
Total deposits	$1,525,203		$1,374,418		$1,123,578

                The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category.

(Dollars in thousands)

Three months or less	$112,368
Over three through six months	121,391
Over six through 12 months	128,125
Over 12 months	55,813
Total	$417,697

Return on Equity and Assets

                The following table sets forth rate of return information for the periods indicated.

	Years Ended December 31,
	2007	2006	2005

Return on assets (1)	(0.64)%	0.54%	0.80%
Return on equity (2)	(5.32)	4.27	6.06
Dividend payout ratio (3)	(43.10)	52.21	35.48
Equity to assets ratio (4)	11.97	12.56	13.23

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by diluted earnings per share.
(4)	Average equity divided by average total assets.

Borrowings

        As part of our operating strategy, we have utilized federal funds purchased and securities sold under repurchase agreements as an alternative to retail deposits to fund our operations when borrowings are less costly and can be invested at a positive interest rate spread or when we need additional funds to satisfy loan demand. By utilizing federal funds purchased and securities sold under repurchase agreements, which possess varying stated maturities, we can meet our liquidity needs without otherwise being dependent upon retail deposits and revising our deposit rates to attract retail deposits, which, other than certificates of deposit, have no stated maturities and are subject to withdrawal from us at any time. At December 31, 2007, we had $62.4 million in outstanding federal funds purchased and securities sold under repurchase agreements.

        The following table sets forth certain information regarding federal funds purchased and securities sold under repurchase agreements at or for the periods ended on the dates indicated:

	At or For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Average balance outstanding	$43,394	$35,720	$33,130
Maximum amount outstanding at any month-end during the year	62,428	44,086	47,527
Balance outstanding at end of year	62,428	41,061	45,510
Weighted average interest rate during year	5.10%	5.05%	3.30%
Weighted average interest rate at end of year	4.40%	5.15%	4.09%

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                See “Market Risk and Interest Rate Sensitivity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of market risk.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets - December 31, 2007 and 2006.

Consolidated Statements of Income — Three Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Comprehensive Income — Three Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows — Three Years Ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable

ITEM 9A.                                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and due to the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective as of the end of the period covered by this Report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

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

The management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and based on such criteria, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective, as demonstrated by a material weakness. Controls over loan approval procedures related to loan proceeds disbursement on construction and development loans and problem loan identification and reporting have not been implemented effectively and consistently throughout the subsidiary banks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GB&T Bancshares, Inc.

Gainesville, Georgia

We have audited GB&T Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  GB&T Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Company’s annual report on Form 10K.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment.  Controls over loan approval procedures related to loan proceeds disbursement on construction and development loans and problem loan identification and reporting have not been implemented effectively and consistently throughout the subsidiary banks.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 28, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GB&T Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

February 28, 2008

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2007, no change in the Company’s internal control over financial reporting occurred that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

                None.

PART III

ITEM 10.                                              DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                The information set forth under the caption “Directors, Executive Officers, Promoters and Control Persons”, “Code of Ethics”, “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” to be filed in connection with the 2008 Annual Meeting of Shareholders or as an amendment to this Form 10-K is incorporated herein by reference.

ITEM 11.                                              EXECUTIVE COMPENSATION

                Certain information set forth under the caption “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” will be included in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders or in an amendment to this Form 10-K and is incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed in connection with the 2008 Annual Meeting of Shareholders or as an amendment to this Form 10-K is incorporated herein by reference.

Equity Compensation Plan Information

                The following table gives information about shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved bysecurity holders (1)	688,349	$12.38	1,067,768
Equity compensation plans not approved by security holders(2)	—	—	—
Total	688,349	N/A	1,067,768

(1)	GB&T Bancshares 2007 Omnibus Long-Term Incentive Plan and 1997 Stock Incentive Plan
(2)	N/A

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                The information set forth under the caption “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance” to be filed in connection with the 2008 Annual Meeting of Shareholders or as an amendment to this Form 10-K is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Independent Accountants” to be filed in connection with the 2008 Annual Meeting of Shareholders or as an amendment to this Form 10-K is incorporated herein by reference.

PART IV

ITEM 15.                                        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Contents:

1.                             Consolidated financial statements:

(a)                  GB&T Bancshares, Inc. and Subsidiaries:

(i)                                     Consolidated Balance Sheets - December 31, 2007 and 2006

(ii)                                  Consolidated Statements of Income — Three Years Ended December 31, 2007, 2006, and 2005

(iii)                               Consolidated Statements of Comprehensive Income — Three Years Ended December 31, 2007, 2006, and 2005

(iv)                              Consolidated Statements of Stockholders’ Equity — Three Years Ended December 31, 2007, 2006, and 2005

(v)                                 Consolidated Statements of Cash Flows — Three Years Ended December 31, 2007, 2006, and 2005

(vi)                              Notes to Consolidated Financial Statements

2.                             Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)           Exhibits:

Exhibit
No.	Description

2.1

Agreement and Plan of Merger, dated as of November 2, 2007, by and between SunTrust Banks, Inc. and the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on November 6, 2007).

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

3.3

Articles of Amendment of the Registrant, dated effective June 30, 2002 (incorporated herein by reference from the Registrant’s Registration Statement on Form S-4, Registration No. 333-99461 filed on September 12, 2002).

3.4	Articles of Amendment of the Registrant, dated October 15, 2004 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 21, 2004).

3.5	By-Laws of the Registrant (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3, Registration No. 333-64197).

3.6	Amendment to By-Laws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on November 27, 2007).

4.1	See Exhibits 3.1 and 3.2 herein for provisions of the Registrant’s Articles of Incorporation and By-Laws which define the rights of the holders of Common Stock of the Registrant.

*10.1	Dividend Reinvestment and Share Purchase Plan of the Registrant (incorporated herein by reference to the Registration’s Registration Statement on Form S-3, Registration No.333-64197).

*10.2	Employment Agreement, by and between GB&T and Richard A. Hunt, dated as of March 5, 2007 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 16, 2007).

*10.3	Employment Agreement, by and between GB&T and Gregory L. Hamby, dated as of March 7, 2007 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 16, 2007).

*10.4	GB&T Bancshares, Inc. Stock Option Plan of 1997 (incorporated herein by reference to the Registrant’s Form 10-K filed on March 31, 2003).

*10.5	GB&T Bancshares, Inc. 2007 Omnibus Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Form 8-K filed on May 23, 2007).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mauldin & Jenkins, LLC.

24.1	Power of Attorney (included on the signatures page hereto).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

*Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB&T BANCSHARES, INC.

Dated: March 5, 2008	By:	/s/ Richard A. Hunt
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

GB&T BANCSHARES, INC.

By:	/s/ Richard A. Hunt	DATE	March 5, 2008
Richard A. Hunt, President, Chief
Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gregory L. Hamby	DATE	March 5, 2008
Gregory L. Hamby, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Philip A. Wilheit	DATE	March 5, 2008
Philip A. Wilheit, Chairman and Director

By:	/s/ Samuel L. Oliver	DATE	March 5, 2008
Samuel L. Oliver, Vice Chairman and
Director

By:	/s/ Alan A. Wayne	DATE	March 5, 2008
Alan A. Wayne, Secretary and Director

By:	/s/ Anna B. Williams	DATE	March 5, 2008
Anna B. Williams, Director

By:	/s/ Dr. John W. Darden	DATE	March 5, 2008
Dr. John W. Darden, Director

By:	/s/ William A. Foster, III	DATE	March 5, 2008
William A. Foster, III, Director

By:	/s/ Bennie E. Hewett	DATE	March 5, 2008
Bennie E. Hewett, Director

By:	/s/ James L. Lester	DATE	March 5, 2008
James L. Lester, Director

By:	/s/ T. Alan Maxwell	DATE	March 5, 2008
T. Alan Maxwell, Director

By:	/s/ Lowell S. (Casey) Cagle	DATE	March 5, 2008
Lowell S. (Casey) Cagle, Director

By:	/s/ John E. Mansour	DATE	March 5, 2008
John E. Mansour, Director

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2007

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GB&T Bancshares, Inc.

Gainesville, Georgia

  We have audited the consolidated balance sheets of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GB&T Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GB&T Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our report dated February 28, 2008, expressed an opinion that GB&T Bancshares, Inc. and subsidiaries’ had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

February 28, 2008

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
Assets
Cash and due from banks	$22,361	$25,876
Interest-bearing deposits in banks	10,881	1,848
Federal funds sold	3,575	1,445
Securities available for sale	217,893	210,249
Restricted equity securities, at cost	10,654	9,869

Loans, net of unearned income	1,500,704	1,497,701
Less allowance for loan losses	27,369	24,676
Loans, net	1,473,335	1,473,025

Premises and equipment, net	40,137	41,776
Goodwill	77,353	87,116
Intangible assets	4,401	5,678
Other real estate and repossessions	40,375	4,673
Other assets	38,047	38,821

Total assets	$1,939,012	$1,900,376

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$134,835	$151,529
Interest-bearing	1,360,597	1,328,639
Total deposits	1,495,432	1,480,168
Federal funds purchased and securities sold under repurchase agreements	62,428	41,061
Other borrowings	117,303	97,437
Other liabilities	15,552	18,474
Subordinated debt	29,898	29,898
Total liabilities	1,720,613	1,667,038

Commitments and contingencies

Stockholders’ equity :
Capital stock, no par value; 20,000,000 shares authorized, 14,230,796 and 14,131,891 shares issued and outstanding at December 31, 2007 and 2006, respectively	187,764	186,539
Retained earnings	30,337	48,148
Accumulated other comprehensive income (loss)	298	(1,349)

Total stockholders’ equity	218,399	233,338

Total liabilities and stockholders’ equity	$1,939,012	$1,900,376

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands, except per share amounts)

	2007	2006	2005
Interest income:
Loans, including fees	$125,644	$116,593	$82,541
Taxable securities	9,467	8,436	7,287
Nontaxable securities	1,229	589	618
Federal funds sold	469	812	327
Interest-bearing deposits in banks	296	145	42
Total interest income	137,105	126,575	90,815

Interest expense:
Deposits	63,226	49,438	27,153
Federal funds purchased, securities sold under repurchase agreements, other borrowings and subordinated debt	9,421	7,955	6,683
Total interest expense	72,647	57,393	33,836

Net interest income	64,458	69,182	56,979
Provision for loan losses	23,727	15,744	5,916
Net interest income after provision for loan losses	40,731	53,438	51,063

Other income:
Service charges on deposit accounts	7,319	6,278	6,413
Other service charges and fees	531	586	737
Gain (loss) on sale of securities	22	(16)	553
Mortgage origination fees	2,314	2,661	2,263
Trust fees	468	370	379
Other operating income	710	634	1,286
Total other income	11,364	10,513	11,631

Other expenses:
Salaries and employee benefits	32,359	29,979	26,248
Occupancy and equipment expenses, net	7,501	7,055	6,334
Impairment on long-lived assets	10,092	—	—
Other operating expenses	18,063	13,125	12,243
Total other expenses	68,015	50,159	44,825

Income (loss) before income taxes	(15,920)	13,792	17,869

Income tax expense (benefit)	(3,431)	4,271	5,878

Net income (loss)	$(12,489)	$9,521	$11,991

Basic earnings (loss) per share	$(0.88)	$0.70	$0.96

Diluted earnings (loss) per share	$(0.87)	$0.68	$0.93

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
Net income (loss)	$(12,489)	$9,521	$11,991

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, net of tax (benefit) of $860, $528 and $(1,136), respectively	1,661	1,209	(2,183)

Reclassification adjustment for (gains) losses realized in net income, net of taxes (benefit) of $8, $(6) and $210, respectively	(14)	10	(343)

Other comprehensive income (loss)	1,647	1,219	(2,526)

Comprehensive income (loss)	$(10,842)	$10,740	$9,465

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in thousands, except per share amounts)

				Accumulated
				Other	Total
		Capital	Retained	Comprehensive	Stockholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	11,772	$139,207	$35,550	$(42)	$174,715
Net income	—	—	11,991	—	11,991
Options exercised, net of repurchases	167	1,019	—	—	1,019
Purchase of FNBG Bancshares, Inc.	845	21,290	—	—	21,290
Tax benefit of nonqualified stock options	—	173	—	—	173
Payment for fractional shares in connection with stock split and business combinations	—	(4)	—	—	(4)
Adjustment on purchase of Southern Heritage Bancorp, Inc. and Lumpkin County Bank	—	(3,810)	—	—	(3,810)
Dividends declared, $0.33 per share	—	—	(4,137)	—	(4,137)
Other comprehensive loss	—	—	—	(2,526)	(2,526)
Balance, December 31, 2005	12,784	157,875	43,404	(2,568)	198,711
Net income	—	—	9,521	—	9,521
Options exercised, net of repurchases	519	3,961	—	—	3,961
Purchase of Mountain Bancshares, Inc.	1,089	29,372	—	—	29,372
Tax benefit of nonqualified stock options	—	676	—	—	676
Payment for fractional shares in connection with business combinations	—	(6)	—	—	(6)
Stock repurchase	(260)	(5,586)	—	—	(5,586)
Stock option expense	—	247	—	—	247
Dividends declared, $0.36 per share	—	—	(4,777)	—	(4,777)
Other comprehensive income	—	—	—	1,219	1,219
Balance, December 31, 2006	14,132	186,539	48,148	(1,349)	233,338
Net loss	—	—	(12,489)	—	(12,489)
Options exercised, net of repurchases	99	761	—	—	761
Tax benefit of nonqualified stock options	—	139	—	—	139
Contributed capital	—	3	—	—	3
Stock option expense	—	322	—	—	322
Dividends declared, $0.38 per share	—	—	(5,322)	—	(5,322)
Other comprehensive income	—	—	—	1,647	1,647
Balance, December 31, 2007	14,231	$187,764	$30,337	$298	$218,399

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(12,489)	$9,521	$11,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	3,700	3,937	3,973
Provision for loan losses	23,727	15,744	5,916
Provision for losses on other real estate owned	1,711	—	—
(Gain) loss on sale of securities	(22)	16	(553)
Loss on sale of other real estate owned	622	143	18
Gain on disposal of premises and equipment	(20)	(12)	(21)
Deferred income taxes	1,014	(4,649)	(522)
(Increase) decrease in interest receivable	1,060	(3,912)	(3,188)
Increase in interest payable	1,731	4,619	2,890
Increase in cash surrender value of life insurance	(779)	(800)	(728)
Net other operating activities	4,268	(1,777)	1,369

Net cash provided by operating activities	24,523	22,830	21,145

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(9,033)	(1,120)	(28)
Purchases of securities available for sale	(196,814)	(108,497)	(109,841)
Purchases of restricted equity securities	(2,890)	(1,605)	(2,302)
Proceeds from sale of restricted equity securities	2,105	1,296	885
Proceeds from maturities of securities available for sale	149,664	85,432	112,752
Proceeds from sales of securities available for sale	42,320	22,032	6,431
Net (increase) decrease in federal funds sold	(2,130)	(340)	4,414
Net increase in loans	(69,093)	(167,420)	(182,907)
Net cash acquired (provided) in business combinations	—	(3,291)	11
Purchase of premises and equipment	(1,573)	(2,505)	(4,681)
Proceeds from disposals of premises and equipment	164	12	99
Proceeds from sale of other real estate owned	7,164	2,149	1,298

Net cash used in investing activities	(80,116)	(173,857)	(173,869)

FINANCING ACTIVITIES
Net increase in deposits	15,264	159,165	158,580
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	21,367	(6,449)	(2,072)
Proceeds from other borrowings	80,769	30,008	42,927
Repayment of other borrowings	(60,903)	(30,837)	(33,737)
Proceeds from exercise of stock options	761	3,961	1,019
Dividends paid	(5,322)	(4,777)	(4,137)
Tax benefit of nonqualified stock options	139	676	173
Payment for fractional shares	—	(6)	(4)
Payment for stock repurchase	—	(5,586)	—
Contributed capital	3	—	—

Net cash provided by financing activities	52,078	146,155	162,749

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
Net increase (decrease) in cash and due from banks	$(3,515)	$(4,872)	$10,025

Cash and due from banks at beginning of year	25,876	30,748	20,723

Cash and due from banks at end of year	$22,361	$25,876	$30,748

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$70,916	$52,774	$31,111
Income taxes	$3,244	$10,739	$6,123

NONCASH TRANSACTIONS
Other real estate acquired in settlement of loans	$45,825	$4,573	$3,516
Financed sales of other real estate owned	$769	$1,006	$—
Increase in cash surrender value of life insurance	$779	$800	$728

BUSINESS ACQUISITIONS
Capital stock issued	$—	$29,372	$21,290

Assets acquired (liabilities assumed)
Cash and due from banks, net of cash paid	$—	$(3,291)	$11
Federal funds sold	—	537	4,889
Securities available for sale	—	17,909	10,872
Restricted equity securities	—	1,554	634
Loans, net	—	106,279	100,229
Premises and equipment	—	5,628	3,755
Goodwill	—	25,952	16,416
Core deposit intangible	—	971	697
Other assets	—	546	1,451
Deposits	—	(123,708)	(109,628)
Other borrowings	—	(2,000)	(7,150)
Other liabilities	—	(1,005)	(508)
	$—	$29,372	$21,668

See Notes to Consolidated Financial Statements.

GB&T BANCSHARES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GB&T Bancshares, Inc. (the “Company”) is a multi-bank holding company whose business is conducted by its wholly-owned commercial bank subsidiaries, Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South, First National Bank of Gwinnett and Mountain State Bank (the “Banks”).  Gainesville Bank & Trust is located in Gainesville, Hall County, Georgia with the main office and five branches located in Gainesville, two branches located in Oakwood, Georgia, one branch located in Buford, Georgia, one branch located in Athens, Georgia, one loan production office located in Marietta, Georgia and one mortgage company located in Cumming, Georgia.  United Bank & Trust is located in Rockmart, Polk County, Georgia with the main office located in Rockmart, one branch in Cedartown, Georgia and one branch and one loan production office in Cartersville, Georgia.  Community Trust Bank is located in Hiram, Paulding County, Georgia with the main office and one branch in Hiram, one branch in Dallas, Georgia, one branch in Marietta, Georgia, one branch in Kennesaw, Georgia and one branch in Acworth, Georgia.  HomeTown Bank of Villa Rica is located in Villa Rica, Carroll County, Georgia with the main office and one branch located in Villa Rica and one branch located in Hiram, Georgia.  First National Bank of the South is located in Milledgeville, Baldwin County, Georgia with the main office and one branch located in Milledgeville, one branch located at Lake Oconee, Putnam County and one loan production office in Warner Robins, Georgia.  First National Bank of Gwinnett has one branch located in Duluth, Gwinnett County, Georgia.  Mountain State Bank is located in Dawsonville, Dawson County, Georgia with the main office in Dawsonville, two branches in Dahlonega, Georgia, one branch in Cumming, Georgia and one loan production office in Duluth, Georgia.  The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Hall, Clarke, Polk, Bartow, Paulding, Cobb, Carroll, Baldwin, Putnam, Houston, Gwinnett, Dawson, Lumpkin, Forsyth and Fulton Counties, respectively, and the surrounding counties.

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

The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $8,300,000 and $11,063,000 at December 31, 2007 and 2006, respectively.

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

Allowance for Loan Losses (Continued)

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

A specific allowance will be maintained for all loans rated 1- 5 and for all homogeneous loan pools such as consumer, credit card and residential mortgage. Management will develop a range of expected losses for each risk grade and for each loan pool. This range of losses will be management’s best estimate based on actual loss experience, industry loss experience, loan portfolio trends and characteristics of the markets it serves. On a quarterly basis management will evaluate each of the loan categories and determine the expected loss levels from the higher of the range previously established or the historical loss history calculation. The range of expected losses shown below will be used until management determines changes are needed.

Risk Rating 1- 3	0.20%-0.50%
Risk Rating 4	0.50%-1.25%
Risk Rating 5	1.50%-5.00%
Consumer	0.50%-1.25%
Credit Cards	2.00%-3.00%
Real Estate	0.25%-1.00%
Commercial	0.30%-1.00%
Hotel , Retail Business, Industrial Warehouse, Convenience Store and Office Building	0.50%-1.25%

All loans rated 6, 7 and 8 as well as any other impaired loan of a significant amount will be individually analyzed and a specific reserve assigned. This analysis will include information from the Problem Asset Review Committee which meets quarterly and reviews credit relationships of one million and above and rated 5-8. Management, considering current information and events regarding a borrower's, ability to repay its obligations, considers a loan to be impaired when the ultimate collection of all  amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Traditionally, a majority of our impaired loans have been collateral dependent. The allowance for loan losses on these loans is determined based on fair value estimates (net of selling costs) of the respective collateral. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the allocated allowance. Traditionally most of our collateral dependent impaired loans have been secured by real estate. The fair value of these real estate properties is generally determined based on appraisals performed by a certified or licensed appraiser.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals. These estimates will be made in accordance with SFAS 114.

The remainder of the balance in the reserve for loan losses is unallocated. The unallocated reserve represents management’s current estimate of the probable losses inherent in the loan portfolio that have not been fully provided for through the specific reserve calculations. Factors considered in determining the unallocated reserve are overall economic conditions, the rapid rise of real estate prices over the past three years in our markets, the recent slowdown in real estate activity, the number of new and relatively inexperienced banks and bankers entering our markets and offering aggressive terms and pricing, our concentration in commercial and consumer real estate and the experience and historic performance of our lenders.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The carrying amount of foreclosed assets at December 31, 2007 and 2006 was $40,375,000 and $4,673,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of an impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the third quarter and determined that there was no impairment of the carrying value as of July 31, 2007, 2006 and 2005.  Due to deterioration in the residential real estate market, the Company performed an additional impairment test as of December 31, 2007 and it was determined there was impairment in the carrying value of goodwill as of December 31, 2007.  The Company recorded the impairment as a reduction to net income for the year ended December 31, 2007.  Goodwill impairment recognized in 2007 was $9,762,896.

Intangible assets consist of core deposit premiums acquired in connection with business combinations.  The core deposit premium is initially recognized based on an independent valuation performed as of the consummation date.  The core deposit premium is amortized by the straight-line method over the average remaining life of the acquired customer deposits, or a weighted average life of 10 years.  Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.  As of December 31, 2007, there was impairment to the carrying value of the core deposit premium which the Company recorded as a reduction in net income for the year ended December 31, 2007.  Impairment of the core deposit intangible recognized in 2007 was $329,058.

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

Stock-Based Compensation

At December 31, 2007, the Company had a stock option plan for grants of options to directors, officers and employees.  The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.  Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Results of Operations for the year ended December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  To give effect to the adoption of Statement 123(R),  compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based  on  the  grant  date  fair  value  estimated  in  accordance  with  the  original  provisions   of Statement 123, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

(b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.  The Company’s stock-based employee compensation plan is described more fully in Note 12.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended December 31, 2005.

Year ended December 31,
2005
Dollars in thousands

Net income, as reported	$11,991
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	199
Pro forma net income	$11,792
Earnings per share:
Basic - as reported	$0.96
Basic - pro forma	$0.94
Diluted - as reported	$0.93
Diluted - pro forma	$0.91

As permitted by SFAS 123, through December 31, 2005, the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, recognized no compensation cost for employee stock options.  Upon adoption of the fair value method under SFAS 123(R) on January 1, 2006, the Company incurred expense of $322,000 and $247,000 for the years ended December 31, 2007 and 2006, respectively.  In addition, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and therefore, the disclosure of pro forma net income and earnings per share above would remain the same.  SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as operating cash flow.  This requirement has reduced net operating cash flow and increased net financing cash flow in all periods since the adoption of SFAS 123(R).

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares.  Potential capital shares consist of stock options.

Options to purchase 210,381 shares of common stock at prices ranging from $15.53 to $24.15 per share were outstanding during the year but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

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

In March 2007, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies. The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106 or APB 12, as well as recognize an asset based on the substance of the arrangement with the employee. Issue 06-10 is effective for fiscal years beginning after December 15, 2007 with early application permitted. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                                              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

NOTE 2.                                            BUSINESS COMBINATION

On May 1, 2006, the Company completed the acquisition of Mountain Bancshares, Inc. the parent company of Mountain State Bank in Dawsonville, Dawson County, Georgia, which resulted in Mountain State Bank becoming a wholly owned subsidiary of the Company.  The aggregate purchase price was $39.8 million including 1,088,924  shares of its capital stock valued at $24.0 million, $10.3 million in cash and stock options and warrants valued at $5.3 million and $197,000 in direct acquisition costs.  The value of the capital stock issued was determined based on the average market price of GB&T’s capital stock over a 2 day period before and after the terms of the acquisition were agreed upon and announced.  The fair value of the stock options was determined based on the Black-Scholes-Merton option pricing model.  The acquisition was accounted for as a purchase  resulting in estimated goodwill of approximately $26.0 million.  The goodwill is not deductible for tax purposes.  Identifiable intangible assets of $971,000 acquired consist of a core deposit premium with an estimated weighted average useful life of 5 years.  Mountain State Bank’s results of operations from May 1, 2006 are included in the consolidated results of operations for the year ended  December 31, 2006.  The results of operations for the year ended December 31, 2005 does not  include the results of operations of Mountain Bancshares, Inc.

Unaudited pro forma consolidated results of operations for years ended December 31, 2007 and 2006 as though the companies had combined as of January 1, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)
Net interest income	$64,600	$71,179
Net income	(12,320)	9,931
Basic earnings per share	(0.87)	0.73
Diluted earnings per share	(0.86)	0.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                                                   SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2007:
U.S. Government sponsored agency securities	$102,080	$966	$(50)	$102,996
State and municipal securities	31,661	384	(243)	31,802
Mortgage-backed securities	80,855	202	(1,016)	80,041
Equity securities	1,698	—	—	1,698
Corporate bonds	1,287	71	(2)	1,356
	$217,581	$1,623	$(1,311)	$217,893

December 31, 2006:
U.S. Government sponsored agency securities	$102,765	$182	$(1,141)	$101,806
State and municipal securities	21,417	359	(45)	21,731
Mortgage-backed securities	85,272	147	(1,722)	83,697
Equity securities	1,698	—	—	1,698
Corporate bonds	1,284	36	(3)	1,317
	$212,436	$724	$(2,911)	$210,249

The amortized cost and fair value of debt securities available for sale as of December 31, 2007 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)

Due within one year	$23,888	$23,869
Due from one to five years	41,660	41,835
Due from five to ten years	31,933	32,572
Due after ten years	37,547	37,878
Mortgage-backed securities	80,855	80,041
	$215,883	$216,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                                                 SECURITIES (Continued)

Securities with an approximate carrying value of $111,962,000 and $92,500,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Gross gains	$25	$—	$621
Gross losses	(3)	(16)	(68)
Net realized gains(losses)	$22	$(16)	$553

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2007
U.S. Government sponsored agency securities	$16,860	$26	$6,346	$24	$23,206	$50
State and municipal securities	14,314	205	813	38	15,127	243
Mortgage-backed securities	36,727	627	21,333	389	58,060	1,016
Corporate bonds	300	2	—	—	300	2
Total temporarily impaired securities	$68,201	$860	$28,492	$451	$96,693	$1,311

December 31, 2006
U.S. Government sponsored agency securities	$36,323	$391	$45,137	$751	$81,460	$1,142
State and municipal securities	1,416	19	910	26	2,326	45
Mortgage-backed securities	30,902	720	37,834	1,001	68,736	1,721
Corporate bonds	300	3	—	—	300	3
Total temporarily impaired securities	$68,941	$1,133	$83,881	$1,778	$152,822	$2,911

At December 31, 2007, the unrealized losses are the result of the current yield environment.  The depreciation within the portfolio is 1.34% of the Company’s amortized cost basis.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                                                 LOANS

The composition of loans is summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, financial and agricultural	$111,879	$115,965
Real estate — construction	695,182	702,809
Real estate — mortgage	662,025	643,765
Consumer	27,515	31,756
Other	4,445	3,579
	1,501,046	1,497,874
Unearned income and deferred loan fees	(342)	(173)
Allowance for loan losses	(27,369)	(24,676)
Loans, net	$1,473,335	$1,473,025

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance, beginning of year	$24,676	$12,773	$11,061
Provision for loan losses	23,727	15,744	5,916
Loans charged off	(21,709)	(5,570)	(5,761)
Recoveries of loans previously charged off	675	641	452
Allowance for loan losses related to acquired loans	—	1,088	1,269
Allowance for loan losses related to the sale of CLC	—	—	(164)
Balance, end of year	$27,369	$24,676	$12,773

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                                                 LOANS (Continued)

The following is a summary of information pertaining to nonperforming loans:

	As of and for the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	120,339	25,561	6,668
Total impaired loans	$120,339	$25,561	$6,668
Valuation allowance related to impaired loans	$12,701	$4,314	$1,024
Average investment in impaired loans	$72,950	$12,353	$7,647
Interest income recognized on impaired loans	$4,400	$164	$118
Nonaccrual loans	$70,600	$14,790	$6,562
Loans past due ninety days or more and still accruing interest	$993	$10	$17

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2007 are as follows:

(Dollars in thousands)

Balance, beginning of year	$28,492
Advances	46,252
Repayments	(37,112)
Change in directors	631
Balance, end of year	$38,263

NOTE 5.                                                 PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Land	$7,014	$7,013
Land improvements	973	945
Buildings	31,200	31,133
Leasehold improvements	4,840	4,829
Furniture and equipment	20,414	19,154
Automobiles	339	450
Construction in progress	190	196
	64,970	63,720
Accumulated depreciation	(24,833)	(21,944)
	$40,137	$41,776

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.                                              PREMISES AND EQUIPMENT (Continued)

Depreciation expense was $3,036,000, $3,104,000 and $2,825,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Gainesville Bank & Trust main office banking facility is owned by a partnership that is 50% owned by Gainesville Bank & Trust and 50% owned by a related party.

At December 31, 2007, the Company’s 50% interest in the Gainesville Bank & Trust main office banking facility with a total carrying value (including land) of $3,016,000 was pledged to a subsidiary bank to secure a $142,733 borrowing of the related party.

At December 31, 2007, construction in process included costs related to the construction of three new branches, computer equipment not yet in service and a couple of small renovation projects still in process.  At December 31, 2006, construction in process included costs related to deposits paid on software purchases, computer equipment not yet in service and several small renovation projects still in process.  The construction of the Athens branch building was completed in the second quarter of 2006 with an approximate cost of $1.5 million.

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

Rental expense under all operating leases amounted to $1,277,000, $980,000 and $846,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments on noncancelable operating leases are summarized as follows:

(Dollars in thousands)

2008	$1,187
2009	1,201
2010	1,158
2011	1,170
2012	1,059
Thereafter	8,168
$13,943

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.                                              INTANGIBLE ASSETS

Following is a summary of information related to acquired intangible assets:

	December 31, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets
Core deposit premiums	$7,584	$3,183	$7,913	$2,235

The aggregate amortization expense was $948,000, $879,000 and $729,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)

2008	$948
2009	853
2010	746
2011	746
2012	501

Changes in the carrying amount of goodwill are as follows:

	For the Year Ended December 31,
	2007	2006	2005

Beginning balance	$87,116	$61,164	$49,127
Goodwill acquired	—	25,952	16,416
Write-off of CLC goodwill	—	—	(566)
Adjustment of Southern Heritage Bancorp, Inc. and Lumpkin County Bank purchase price	—	—	(3,813)
Goodwill impairment	(9,763)	—	—
Ending balance	$77,353	$87,116	$61,164

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

In 2007, $9,763,000 of goodwill was determined to be impaired as a result of the downturn in the economy and the effects of such on one of the subsidiary banks.  Also, $329,000 of the core deposit premium intangible asset identified above was determined to be impaired and written off in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                                              DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was approximately $417,697,000 and $411,632,000 respectively.  The scheduled maturities of time deposits at December 31, 2007 are as follows:

(Dollars in thousands)

2008	$812,464
2009	48,962
2010	31,812
2011	16,418
2012	11,127
Thereafter	76
$920,859

The Company had brokered time deposits at December 31, 2007 and 2006 of $102,740,000 and $104,876,000, respectively.

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $531,000 and $823,000, respectively.

NOTE 8.                                           SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company pledges assets to collateralize repurchase agreements based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2007 and 2006 were $49,132,000 and $37,460,000, respectively.

NOTE 9.                                           OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
FHLB advances, interest payable at fixed rates ranging from 2.735% to 6.2%; advances mature at various maturity dates from January 25, 2008 through September 23, 2013.	$90,648	$65,888
FHLB advances, interest payable at variable rates tied to LIBOR and overnight funds market; advances mature at various maturity dates from October 20, 2008 through December 31, 2008.	24,500	30,610
Line of credit with bank with interest due quarterly at prime less 1.25% or 6.00% at December 31, 2007.	1,700	—
Treasury, tax and loan note option account due on demand, bearing interest equal to the 90-day Treasury bill rate.	455	939
	$117,303	$97,437

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.                                           OTHER BORROWINGS (Continued)

Contractual maturities of other borrowings as of December 31, 2007 are as follows:

(Dollars in thousands)

2008	$87,892
2009	15,106
2010	5,845
2011	3,000
2012	—
Thereafter	5,460
$117,303

The advances from the Federal Home Loan Bank are collateralized by blanket floating liens on qualifying first mortgage, home equity and commercial loans of approximately $90,529,000, available for sale securities of approximately $15,255,000, Federal Home Loan Bank stock of $5,171,000 and cash of $10,054,000.

The Company and subsidiaries have available unused lines of credit with various financial institutions totaling approximately $230,869,000 at December 31, 2007.  There were no other advances outstanding at December 31, 2007.

NOTE 10.                                       SUBORDINATED DEBT

On October 30, 2002, the Company formed a wholly-owned grantor trust to issue $15,464,000 in variable rate cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.  The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (October 30, 2032) at the option of the Company on or after October 30, 2007.  The sole assets of the grantor trust are the subordinated debentures of the Company.    The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after October 30, 2007, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.  Both financial instruments bear an identical annual rate of interest of 8.63% and 8.77% at December 31, 2007 and 2006, respectively.

On July 22, 2004, the Company formed a second wholly-owned grantor trust to issue $10,310,000 in variable rate cumulative trust preferred securities in a private placement offering.  The grantor trust has invested the proceeds of the trust preferred securities in subordinated debentures of the Company.   The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity (July 30, 2034) at the option of the Company on or after September 30, 2009.  The sole assets of the grantor trust are the subordinated debentures of the Company.  Both financial instruments bear an identical annual rate of interest of 7.88% and 8.02% at December 31, 2007 and 2006, respectively.

In addition, in connection with the acquisition of Southern Heritage Bancorp, Inc., the Company assumed $4,124,000 in aggregate principal amount of fixed rate trust preferred securities which have substantially the same terms as our other trust preferred securities except that they may be redeemed on or after June 26, 2008. The annual rate of interest on the trust preferred securities and on the debentures was 5.55% at December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.                                       SUBORDINATED DEBT (Continued)

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

As of December 31, 2007, the Company had $29.9 million in aggregate principal amount of trust preferred securities outstanding and $29.9 million in aggregate principal amount of debentures outstanding.

NOTE 11.                                       EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) Employee Profit-Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements.  The contributions expensed were $511,000, $763,000 and $360,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plans

The Company has various deferred compensation plans providing for death and retirement benefits for certain officers and directors.  The estimated amounts to be paid under the compensation plans have been partially provided through the purchase of life insurance policies on certain officers and directors.  Accrued deferred compensation of $7,160,000 and $6,641,000 is included in other liabilities as of December 31, 2007 and 2006, respectively.  Cash surrender values of $13,515,000 and $12,736,000 on the insurance policies is included in other assets at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.                                       EMPLOYEE BENEFIT PLANS (Continued)

Stock Purchase Plan

In 2003, the Company adopted a stock purchase plan.  Under the plan, all full-time employees and directors of the Company or a subsidiary meeting certain eligibility requirements are eligible to participate in the plan.  Participants in the plan may participate through payroll deduction, direct contribution or a combination thereof.  Payroll deductions are limited to $3,500 for directors and the lesser of 10% of gross pay or $3,500 for employees.  The Company matches payroll deductions and direct contributions at a rate of 50% of the amount contributed.  The purchase price of the shares of capital stock is based on the current market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2007 and 2006, 39,231 and 31,222 shares were purchased under the plan.  Contributions expensed for the years ended December 31, 2007, 2006 and 2005 were $184,000, $207,000 and $193,000, respectively.

Dividend Reinvestment Plan

The Company has a dividend reinvestment and share purchase plan.  Under the plan, all holders of record of capital stock are eligible to participate in the plan.  Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their capital stock.  Participants may also make optional cash payments that will be invested through the plan.  All cash dividends paid to the plan administrator are invested within 30 days of the cash dividend payment date.  Cash dividends and optional cash payments will be used to purchase capital stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing.  The purchase price of the shares of capital stock is based on the average market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2007 and 2006, 63,350 and 38,989 shares were purchased under the plan, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.                                       STOCK-BASED COMPENSATION

In May 2007, the stockholders of the Company approved the 2007 Omnibus Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan allows the Company to grant stock-based and performance-based incentive awards to officers and others who provide substantial service to the Company or any of its subsidiaries. The 2007 Incentive Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, deferred stock units, stock appreciation rights (“SARs”), performance awards, performance-based cash awards, dividend equivalents, and qualified stock based awards (collectively, the “awards”) to officers, directors and key employees to purchase shares of common stock. The 2007 Incentive Plan allows the Company to issue up to 1,000,000 shares. The GB&T Bancshares, Inc. 1997 Incentive Plan (the “1997 Incentive Plan”) also remains in effect and all options previously issued under the 1997 Incentive Plan continue to remain outstanding in accordance with their terms. The total number of shares issuable under the 1997 Incentive Plan may not exceed 2,000,000 shares of the Company’s common stock. As of May 2007, there were 174,218 unused shares of common stock available under the 1997 Incentive Plan. At December 31, 2007, the Company can grant options and other awards amounting to an aggregate of 1,067,768 shares of common stock. Option prices are equal to the fair market value of the Company’s capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

Other pertinent information related to the options is as follows:

	Years Ended December 31,
	2007		2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	771,384	$11.95	781,131	$10.48	680,281	$10.14
Granted (1)	91,947	16.07	522,569	10.12	323,248	10.06
Exercised	(107,117)	8.69	(526,346)	7.83	(192,336)	8.16
Terminated	(67,865)	18.35	(5,970)	21.77	(30,062)	13.04
Outstanding at end of year	688,349	$12.38	771,384	$11.95	781,131	$10.48

Options exercisable at year-end	519,724	$10.34	598,186	$9.75	633,766	$9.04
Weighted-average fair value of options granted during the year		$4.42		$3.07		$6.89
Total intrinsic value of options exercised during the year		$72,000		$7,548,000		$2,548,000
Weighted-average remaining contractual term of exercisable options at end of year (in years)		3.98		4.20		4.43
Aggregate intrinsic value of options outstanding at end of year		$(2,079,000)		$7,884,000		$8,178,000
Aggregate intrinsic value of exercisable options at end of year		$(509,000)		$7,429,000		$7,840,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.                                       STOCK-BASED COMPENSATION (Continued)

Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 5.89 - $8.65	367,883	4.53 years	$8.06	367,883	$8.06
$ 9.38 - $13.78	107,834	5.14 years	11.88	83,834	11.93
$ 14.15 - $21.18	116,516	8.07 years	18.34	31,116	18.55
$ 21.46 - $24.15	96,116	7.77 years	22.27	36,891	22.61
Total	688,349	5.68 years	12.38	519,724	10.34

The total fair value of options vested during 2007 was $938,000.  The total amount expensed for options vested during 2007 was $322,000.

The Company uses historical data to estimate volatility, option exercise, employee terminations, forfeitures and expected dividends within the valuation model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005
Dividend yield	4.29%	1.66%	$1.57%
Expected life	5 years	3 years	10 years
Expected volatility	34.63%	22.36%	19.82%
Risk-free interest rate	3.08%	4.59%	4.46%

At December 31, 2007, there was approximately $540,000 of unrecognized compensation cost related to stock based payments which is expected to be recognized over a weighted average period of 3.97 years.

NOTE 13.                                       INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2007	2006	2005
	Dollars in thousands

Current	$(4,445)	$8,920	$6,400
Deferred	1,014	(4,649)	(522)
Change in valuation allowance	—	—	—
	$(3,431)	$4,271	$5,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.                                       INCOME TAXES (Continued)

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Tax provision at statutory federal rate	$(2,330)	$4,827	$6,254
Tax-exempt interest	(431)	(206)	(216)
Disallowed interest	76	31	22
Life insurance	(149)	(154)	(133)
State income taxes, net of credits	(379)	(146)	200
Other	(218)	(81)	(249)
Income tax expense	$(3,431)	$4,271	$5,878

The components of deferred income taxes are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$10,301	$9,285
Other real estate write-down	770	124
Deferred compensation	2,898	2,868
Deferred loan fees	122	92
Net operating loss carryforward	454	539
Securities available for sale	(14)	838
Other	(113)	86
	14,418	13,832
Deferred tax liabilities:
Depreciation	1,346	1,386
Accretion of discount on securities	74	82
Purchase adjustment	2,542	3,148
	3,962	4,616

Net deferred tax assets	$10,456	$9,216

For the year ended December 31, 2006, net deferred tax assets increased by $692,000 as a result of the acquisition of Mountain Bancshares, Inc.  For the year ended December 31, 2005, net deferred tax assets increased by $100,000 as a result of the acquisition of FNBG Bancshares, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.                                       EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Net income (loss)	$(12,489)	$9,521	$11,991

Weighted average number of capital shares outstanding	14,192	13,652	12,562
Effect of dilutive options	133	304	318
Weighted average number of capital shares outstanding used to calculate dilutive earnings (loss) per share	14,325	13,956	12,880

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

	December 31,
	2007	2006
	(Dollars in thousands)

Commitments to extend credit	$253,530	$425,391
Financial standby letters of credit	9,279	7,544
Other standby letters of credit	—	1,129
Credit card commitments	8,023	6,595
	$270,832	$440,659

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.                                       COMMITMENTS AND CONTINGENCIES (Continued)

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

At December 31, 2007 and 2006, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2007 and 2006.

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

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of regulatory limits, or approximately $11,505,000, $2,056,000, $6,139,000, $4,464,000, $4,892,000, $4,255,000 and $4,334,000 for Gainesville Bank & Trust, United Bank & Trust, Community Trust Bank, HomeTown Bank of Villa Rica, First National Bank of the South, First National Bank of Gwinnett and Mountain State Bank, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.                                       REGULATORY MATTERS

Dividend Restrictions

The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2007, approximately $9,100,000 of retained earnings were available for dividend declaration without regulatory approval.

Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets.  Management believes, as of December 31, 2007 the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2007, based on the regulatory framework for prompt corrective action, all of the affiliate banks are considered to be well capitalized.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.                                          REGULATORY MATTERS (Continued)

Capital Requirements (Continued)

The Company and Banks’ actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$185,730	11.44%	$129,893	8%	N/A	N/A
Gainesville Bank & Trust	$61,769	11.03%	$44,814	8%	$56,018	10%
United Bank & Trust	$10,159	10.38%	$7,832	8%	$9,790	10%
Community Trust Bank	$29,419	10.18%	$23,108	8%	$28,885	10%
HomeTown Bank of Villa Rica	$18,727	10.59%	$14,143	8%	$17,679	10%
First National Bank of the South	$19,566	11.60%	$13,495	8%	$16,868	10%
First National Bank of Gwinnett	$17,021	10.03%	$13,581	8%	$16,976	10%
Mountain State Bank	$17,985	10.90%	$13,202	8%	$16,503	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$165,347	10.18%	$64,947	4%	N/A	N/A
Gainesville Bank & Trust	$56,995	10.17%	$22,407	4%	$33,611	6%
United Bank & Trust	$8,930	9.12%	$3,916	4%	$5,874	6%
Community Trust Bank	$25,755	8.92%	$11,554	4%	$17,331	6%
HomeTown Bank of Villa Rica	$16,465	9.31%	$7,071	4%	$10,607	6%
First National Bank of the South	$17,824	10.57%	$6,747	4%	$10,121	6%
First National Bank of Gwinnett	$15,370	9.05%	$6,790	4%	$10,186	6%
Mountain State Bank	$15,909	9.64%	$6,601	4%	$9,902	6%
Tier I Capital to Average Assets:
Consolidated	$165,347	8.66%	$76,385	4%	N/A	N/A
Gainesville Bank & Trust	$56,995	8.48%	$26,899	4%	$33,624	5%
United Bank & Trust	$8,930	7.65%	$4,670	4%	$5,838	5%
Community Trust Bank	$25,755	7.43%	$13,857	4%	$17,321	5%
HomeTown Bank of Villa Rica	$16,465	7.14%	$9,223	4%	$11,529	5%
First National Bank of the South	$17,824	9.05%	$7,881	4%	$9,851	5%
First National Bank of Gwinnett	$15,370	8.18%	$7,515	4%	$9,394	5%
Mountain State Bank	$15,909	7.85%	$8,111	4%	$10,139	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.                                          REGULATORY MATTERS (Continued)

Capital Requirements (Continued)

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

Cease and Desist Order

On November 26, 2007, HTB executed and entered into a Stipulation and Consent Agreement with the FDIC and the Georgia Department agreeing to the issuance of a Cease and Desist Order (the “Order”).  The Order became effective on December 6, 2007 and addressed the supervision and education of HTB’s board of directors, management team, equity capital and reserves in relation to the volume and quality of assets held, level of poor quality loans, allowance for loan and lease losses, lending and collection practices, routine and internal controls policies, and alleged violations of certain laws, regulations and FDIC statements of policy.  Under the terms of the Order, HTB has agreed to take a number of affirmative steps, many of which have been implemented over the past few months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.                                          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$36,817	$36,817	$29,169	$29,169
Securities	217,893	217,893	210,249	210,249
Restricted equity securities	10,654	10,654	9,869	9,869
Loans	1,473,335	1,472,991	1,473,025	1,463,077
Accrued interest receivable	12,058	12,058	13,118	13,118

Financial liabilities:
Deposits	1,495,432	1,495,432	1,480,168	1,480,841
Federal funds purchased and securities sold under repurchase agreements	62,428	62,428	41,061	41,061
Other borrowings	117,303	116,788	97,437	97,115
Subordinated debt	29,898	28,989	29,898	30,444
Accrued interest payable	13,199	13,199	11,468	11,468

NOTE 19.                                          SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Audit and professional fees	$1,037	$745	$946
Stationery, forms and supplies	808	745	744
Provision for other real estate losses	1,711	—	—
Goodwill and core deposit intangible impairment	10,092	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.                                          PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2007 and 2006 and statements of income and cash flows of GB&T Bancshares, Inc. for the years ended December 31, 2007, 2006 and 2005.

CONDENSED BALANCE SHEETS

	2007	2006
	(Dollars in thousands)
Assets
Cash	$1,746	$946
Securities available for sale	2,861	15,421
Investment in subsidiaries	240,147	242,645
Premises and equipment	3,944	4,319
Other assets	4,862	4,837

Total assets	$253,560	$268,168

Liabilities
Securities sold under agreements to repurchase	$3,000	$4,500
Other borrowings	1,700	—
Subordinated debt	29,898	29,898
Other liabilities	563	432

Total liabilities	35,161	34,830

Stockholders’ equity	218,399	233,338

Total liabilities and stockholders’ equity	$253,560	$268,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.                                          PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME (LOSS)

	2007	2006	2005
	(Dollars in thousands)
Income
Dividends from subsidiaries	$8,036	$7,224	$5,324
Management fees	2,001	1,637	1,312
Other income	3,943	3,227	3,365
	13,980	12,088	10,001

Expense
Interest	2,688	2,657	2,049
Other operating expense	10,247	8,447	6,594
	12,935	11,104	8,643

Income before income tax benefit and equity in undistributed income (loss) of subsidiaries	1,045	984	1,358

Income tax benefits	2,533	2,336	1,635

Income before equity in undistributed income (loss) of subsidiaries	3,578	3,320	2,993

Equity in undistributed income (loss) of subsidiaries	(16,067)	6,201	8,998

Net income (loss)	$(12,489)	$9,521	$11,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.                                          PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$(12,489)	$9,521	$11,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed (income) loss of subsidiaries	16,067	(6,201)	(8,998)
Depreciation	586	641	591
Gain on sale of assets	—	—	(2)
Net other operating activities	(938)	1,492	(789)

Net cash provided by operating activities	3,226	5,453	2,793

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	3,827	4,028	4,080
Purchase of premises and equipment	(195)	(268)	(1,389)
Proceeds from sale of premises and equipment	—	—	2
Capital investment in subsidiaries	(1,700)	(10,925)	(4,577)

Net cash provided by (used in) investing activities	1,932	(7,165)	(1,884)

FINANCING ACTIVITIES
Dividends paid	(5,322)	(4,777)	(4,137)
Proceeds from purchased funds and other short term borrowings	3,700	4,500	—
Payment of purchased funds and other short term borrowings	(3,500)	—	—
Proceeds from issuance of common stock	761	3,961	1,019
Payment to repurchase common stock	—	(5,586)	—
Payment for fractional shares	—	(6)	(4)
Contributed capital	3	—	—
Proceeds from note payable	—	—	1,000
Repayment of note payable	—	—	(3,150)

Net cash used in financing activities	(4,358)	(1,908)	(5,272)

Net increase (decrease) in cash	800	(3,620)	(4,363)

Cash at beginning of year	946	4,566	8,929

Cash at end of year	$1,746	$946	$4,566

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.                                          QUARTERLY DATA (Unaudited)

	Years Ended December 31,
	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest income	$32,494	$34,584	$35,167	$34,860	$34,985	$34,147	$30,774	$26,668
Interest expense	18,198	18,824	18,360	17,265	16,907	15,816	13,463	11,206

Net interest income	14,296	15,760	16,807	17,595	18,078	18,331	17,311	15,462
Provision for loan losses	7,846	14,056	914	911	11,475	1,789	1,274	1,206

Net interest income after provision for loan losses	6,450	1,704	15,893	16,684	6,603	16,542	16,037	14,256
Other income	2,840	2,990	2,778	2,756	2,675	2,764	2,611	2,463
Other expenses	24,571	15,467	14,114	13,863	12,977	12,860	12,578	11,744

Income (loss) before income taxes	(15,281)	(10,773)	4,557	5,577	(3,699)	6,446	6,070	4,975
Provision for income taxes (benefits)	(2,277)	(4,475)	1,454	1,867	(1,774)	2,231	2,116	1,698

Net income (loss)	$(13,004)	$(6,298)	$3,103	$3,710	$(1,925)	$4,215	$3,954	$3,277

Earnings (loss) per share:
Basic	$(0.91)	$(0.44)	$0.22	$0.26	$(0.14)	$0.30	$0.29	$0.26
Diluted	$(0.91)	$(0.44)	$0.22	$0.26	$(0.13)	$0.30	$0.28	$0.25

NOTE 22.                                     STOCK REPURCHASE

On June 18, 2007, the Company’s Board of Directors approved the repurchase of up to $10,000,000 of the Company’s outstanding common stock, no par value per share.  The purchases may be made in the open market or in privately negotiated transactions at prevailing prices.  The timing and volume of purchases under the program will depend on market conditions.  The purchases will be accomplished in accordance with the volume and timing guidelines of Rule 10b-18 of the Exchange Act applicable to the Company and Rule 10b5-1 of the Exchange Act.  As of December 31, 2007, no shares had been repurchased by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.                                     PENDING BUSINESS COMBINATION

On November 2, 2007, the Company signed a definitive agreement under which SunTrust Banks, Inc. will acquire GB&T Bancshares, Inc.  Under the terms of the agreement, GB&T shareholders would receive 0.1562 shares of SunTrust common stock for each share of GB&T common stock held.  The acquisition, which is subject to approval by regulatory authorities and GB&T shareholders, is expected to close in the second quarter of 2008.   In connection with the proposed merger, SunTrust has filed a registration statement on Form S-4, which includes additional information related to the proposed merger and GB&T’s proxy statement and SunTrust’s prospectus for the proposed transaction.

Exhibit Index

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Mauldin & Jenkins, LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer