Form 10-K/A
period 2007-12-31
GB&T BANCSHARES INC
filed 2008-04-29
CIK 1061068

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

Commission File Number 000-24203

GB&T Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2400756
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

500 Jesse Jewell Parkway, S.E.
Gainesville, Georgia	30501
(Address of principal executive offices)	(Zip Code)

(770) 532-1212

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	Nasdaq Global Select Market
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                Yes☐                                                                No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                                Yes☐                                                                No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                         Yes    ☒                                                  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GB&T Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 5, 2008, for the purpose of including certain information required by Item 5 of Part II and the information required by Part III of Form 10-K.  In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act.  Except as set forth herein, the registrant is making no other changes to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following graph compares the Company’s yearly percentage change in cumulative, five-year shareholder return with the Nasdaq Market (U.S.) Index and the SNL Nasdaq Bank Index. The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2002 and that all dividends were reinvested. The change in cumulative total return is measured by dividing (i) the sum of (a) the cumulative amount of dividends for the period, and (b) the change in share price between the beginning and end of the period, by (ii) the share price at the beginning of the period.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
GB&T Bancshares, Inc.	100.00	133.53	172.81	155.74	163.92	70.98
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

*Source: SNL Financial LC, Charlottesville, Virginia, 2008.
Used with permission. All rights reserved. www.snl.com  (434) 977-1600

The foregoing Total Return Performance Graph  shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission (“SEC”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 ,as amended (the “Exchange Act”),  except to the extent the Company specifically incorporates it by reference into such filing.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following are the names and ages of the directors, the year each individual began continuous service as a director of the Company and the business experience of each, including principal occupations, at present and for at least the past five years:

Name, Age and Term as Director	Principal Occupation for Last Five Years and Other Directorships

Lowell S. (Casey) Cagle, age 42 Director since 2004

Mr. Cagle is the owner and President of Casey Cagle Properties, LLC and is the Lieutenant Governor of Georgia. He served as Chairman of the Board of Southern Heritage Bancorp and Southern Heritage Bank from Southern Heritage’s inception in 1998 until the Company’s acquisition of Southern Heritage in 2004.

Dr. John W. Darden, age 62 Director since 1987

Dr. Darden is a retired medical doctor, having practiced surgery in Gainesville, Georgia for 25 years. In addition to serving on the Company’s board, Dr. Darden also serves as a director of Gainesville Bank & Trust.

William A. Foster, III, age 63 Director since 2001

Since 1992, Mr. Foster has served as Superior Court Judge for the Paulding Circuit, State of Georgia. On February 1, 2005, Mr. Foster became a Senior Judge of the Superior Courts of Georgia. Mr. Foster was a director of Community Trust Financial Services Corporation until that company was acquired by the Company on June 30, 2001. Mr. Foster is Chairman of the Board of Directors of Community Trust Bank, which became a subsidiary of the Company in connection with its acquisition of Community Trust Financial Services Corporation.

Bennie E. Hewett, age 69 Director since 1987

Prior to 2002, Mr. Hewett was President of Capital Loan Company of Gainesville, Inc. In addition, from 1987 until 2002, Mr. Hewett served as Chairman of the Board of Delta Management Company, a sole proprietorship, which operated a chain of consumer finance companies located in Georgia, South Carolina, Texas and Louisiana. Presently, he is president and owner of Capital Assets, Inc., which invests in real estate, media and various other ventures. In addition to serving on the Company’s board, Mr. Hewett also serves as a director of Gainesville Bank & Trust.

Richard A. Hunt, age 63 Director since 1987

Mr. Hunt is President and Chief Executive Officer of the Company, a position he has held since July 1987. Mr. Hunt also serves on the Boards of United Bank & Trust, Community Trust Bank, Gainesville Bank & Trust, HomeTown Bank of Villa Rica and Mountain State Bank.

James L. Lester, age 62 Director since 2000

Mr. Lester is President of J. L. Lester & Son, Inc., an investment company, and has been Vice President of Sales for EBY-Brown, a food distributorship, located in Rockmart, Georgia, since 1998. In addition to serving on the Company’s board, Mr. Lester also serves as Chairman of the Board of United Bank & Trust.

John E. Mansour, age 55 Director since 2005

Mr. Mansour was the Chairman of FNBG Bancshares until its merger with the Company in March of 2005. Mr. Mansour currently operates a Chevrolet dealership in Canton, Georgia. He is also the President of Berkeley Enterprises, Inc., a real estate investment company, and is an investor or partner in several other business ventures. Mr. Mansour is a registered pharmacist with a degree from the University of Georgia. In addition to serving on the Company’s board, Mr. Mansour also serves as Chairman of the Board of Directors of First National Bank of Gwinnett.

Dr. T. Alan Maxwell, age 59 Director since 2003

Dr. Maxwell is the owner and President of T. Alan Maxwell, D.D.S., P.C., a general dentistry practice in Milledgeville, Georgia. He was an organizer in 1989 of First National Bank of Baldwin County, which changed its name to First National Bank of the South, and has served as a director since 1989. Dr. Maxwell became a director of the Company in connection with its acquisition of First National Bank of the South in August 2003.

Samuel L. Oliver, age 65 Director since 1987

Mr. Oliver is Vice Chairman of the Company and a director and the Vice Chairman of Gainesville Bank & Trust. He is a practicing attorney and partner in the law firm of Hulsey, Oliver & Mahar, LLP, which has served as legal counsel to the Company since its organization. Mr. Oliver has been a member of Hulsey, Oliver & Mahar, LLP since 1969.

Alan A. Wayne, age 65 Director since 1992

Mr. Wayne is Secretary of the Company and a director and the Secretary of Gainesville Bank & Trust. Mr. Wayne is a partner in Wayne Co. Development, the President of Wayne Brothers, Inc. and the President of Chattahoochee Parks, Inc. All are commercial real estate development companies. Mr. Wayne has held positions with these businesses or their predecessors for more than five years.

Anna B. Williams, age 65 Director since 2006

Ms. Williams was an Organizing director of Mountain State Bank and has served as Vice Chair of the Board of Directors of that bank since 2002. Ms. Williams is a certified public accountant and is founder of Anna B. Williams, P.C., a business and tax-consulting firm specializing in estate planning and tax-advisory services. Ms. Williams is a member of The Maverick Group, LLC, a residential builder in metro Atlanta, and also a member of the Atlanta Estate Planning Council.

Philip A. Wilheit, age 63 Director since 1987

Mr. Wilheit is Chairman of the Board of Directors of the Company and of Gainesville Bank & Trust. Mr. Wilheit has served as President of Wilheit Packaging, LLC, a distributor of packaging material and paper-related products since 1999. Mr. Wilheit also serves as President of Marketing Images, a corrugated paper products company.

Executive Officers

The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.  The following sets forth each executive officer of the Company by name, age, the year first elected as an officer of the Company, position with the Company, and business experience for the past five years.

		Year First
Name	Age	Elected	Business Experience

Richard A. Hunt President and Chief Executive Officer	63	1987	Additional biographical information regarding Mr. Hunt, who is also a director, can be found under the heading of this Report entitled “Directors.”

Gregory L. Hamby Executive Vice President and Chief Financial Officer	53	1996

Mr. Hamby has been the Executive Vice President and Chief Financial Officer of the Company and Gainesville Bank & Trust since 2001. From 1996 to 2001, he served as Senior Vice President of the Company and Gainesville Bank & Trust, and from 1995 to 1996, he served as Vice President and Accounting Manager of Gainesville Bank & Trust. Mr. Hamby has served on the Boards of First National Bank of the South since October 2003 and First National Bank of Gwinnett since March 2005.

Family Relationships

The following family relationships exist between certain directors and executive officers of the Company or any of its subsidiaries:

•                  Alan Wayne is the first cousin of Scott Wayne, who is Senior Vice President of Gainesville Bank & Trust and President of the Bank of Athens division of Gainesville Bank & Trust.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own 10% or more of the registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and 10% shareholders are required by regulations of the SEC to furnish the Company with copies of all of the forms they file under Section 16(a) of the Exchange Act.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2007, all directors, officers and 10% shareholders complied with all filing requirements under Section 16(a) of the Exchange Act with the exception that a Form 4 relating to the exercise of options by Mr. Hamby was inadvertently filed late in February 2007, and a Form 4 relating to the exercise of options by Mr. Hewett was also inadvertently filed late in March 2007.

Code of Ethics

The Company’s Code of Ethics, as amended on April 17, 2004, applies to all of our directors, executive officers and employees.  The Code of Ethics is available on our website at www.gbtbancshares.com under the heading “Investor Relations,” “Corporate Information” and “Governance Documents.”  We intend to disclose any amendments to our Code of Ethics, and any waiver from a provision the Code of Ethics granted to our principal executive officer, principal financial and accounting officer or persons performing similar functions on our website at www.gbtbancshares.com under the heading “Investor Relations” and “Corporate Information” within four business days following such amendment or waiver.

Audit Committee

                                                The Board of Directors has a standing Audit Committee, composed of Messrs. Darden, Hewett, Mansour, Wilheit and Ms. Williams.  The Audit Committee held 13 meetings during the fiscal year ended December 31, 2007.  The Audit

Committee, among other things, recommends to the Board of Directors the engagement of the independent accountants of the Company and reviews the scope and results of the audits and the internal accounting controls of the Company and its subsidiary banks.

The Audit Committee acts under an amended and restated written charter, which is available on the Company’s website at www.gbtbancshares.com under the heading “Investor Relations,” “Corporate Information” and “Governance Documents.”

The Board of Directors has determined that Messrs. Darden, Hewett, Mansour, Wilheit and Ms. Williams are “independent” as required by applicable listing standards of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.  The Board of Directors has examined the SEC’s definition of “audit committee financial expert” and has determined that Ms. Williams meets these standards.  Accordingly, Ms. Williams has been designated by the Board as an audit committee financial expert.

Shareholder Recommendations for Director Nominees

No material changes have been made to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors since we last described these procedures in our definitive proxy statement issued in connection with our 2007 Annual Meeting of Shareholders and filed with the SEC on April 18, 2007.

ITEM 11.                                              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee, appointed by the Board of Directors, sets and administers the policies that govern the Company’s executive compensation programs, director compensation and various incentive and stock option programs.  Voting members of the Compensation Committee must meet SEC and Nasdaq independence requirements, although the Board of Directors may appoint non-independent directors to serve on the committee as ex-officio, non-voting members.

To assist with understanding the executive compensation tables included in this Report, the following discussion provides an overview and analysis of our compensation program and policies with respect to our named executive officers.

Objectives of our Compensation Program

The objectives of our compensation program are as follows:

•                  Attract a sufficient number of qualified executives to meet the needs of the Company as defined by its strategic plans,

•                  Retain and motivate executives whose performance supports the achievement of our objectives,

•                  Provide total compensation that the individual believes is fair and equitable in the marketplace and has the highest perceived value to the Company’s shareholders,

•                  Provide opportunities that integrate pay with the Company’s annual and long-term performance goals,

•                  Encourage achievement of strategic objectives and creation of shareholder value,

•                  Recognize and reward individual initiative and achievements, and

•                  Maintain an appropriate balance between base salary and short- and long-term incentive opportunity.

Market Data and Use of Consultants

We compete for executive talent with national and regional banks of similar scope and shareholder returns.  While emphasis is placed on the internal equity of executive compensation relative to other managers and staff of the Company, the Compensation Committee strives to ensure that our executive officer compensation is competitive in the marketplace.  To assist in making its compensation decisions, the Compensation Committee retained Matthews, Young - Management Consulting (“Matthews Young”) to review all forms of compensation to identify strengths, weaknesses and areas to improve upon.  The Compensation Committee reviews market data from surveys and has relied on reports provided by Matthews Young.  In January 2007, at the request of the Compensation Committee, Matthews Young conducted a review of total compensation provided to the named executive officers and to the presidents of each subsidiary Bank (collectively, the “Management Team”) compared with banks in the following categories:

•      13 financial institutions in southeastern United States with average assets of $1.872 billion,

•      213 United States banks with assets of $1 billion to $4 billion,

•                  29 United States financial institutions with average assets of greater than $1.0 billion and assets at the 75th percentile of $2 billion, and

•                  16 United States financial institutions with assets of greater than $1.0 billion and assets at the 75th percentile of $1.964 billion.

Specifically, Matthews Young has: (i) provided market data regarding compensation practices of the peer group described above; (ii) provided suggestions regarding various types and levels of base salaries, executive benefits, perquisites, long-term and short-term incentive compensation; and (iii) calculated the potential effects of various equity based compensation plans.  References to our “peer group” throughout this CD&A reflect the group described above.

After considering this data, the Compensation Committee determined that base salaries are generally somewhat below the median in the marketplace, with which the Compensation Committee is comfortable given that it intends to offer significant incentives.  The Compensation Committee targeted annual cash incentive awards and long-term incentive awards for our Management Team above the median of a peer group of similar community banking companies.

Allocation of Compensation Components

Under the Company’s compensation structure, the targeted allocation of base salary, bonus and equity compensation varies depending on the officer’s level within the organization.  The Compensation Committee has not established a defined range of potential compensation components as a percentage of total cash and equity, but in allocating compensation among these elements, the Compensation Committee aims to structure the compensation of the Company’s Management Team (including the Company’s named executive officers) in a way that will have the greatest ability to influence the Company’s performance.  Accordingly, a higher weighting of performance-based incentives are available to those officers having greater influence as compared to lower levels of management who receive a greater portion of their compensation in base salary.

Certain perquisites and other employee benefits are also provided to the Company’s named executive officers.  Additional information regarding each element of executive compensation is provided below.

Elements of Compensation

Our compensation program consists of the following elements: (i) base salary, (ii) annual cash incentive awards, (iii) long-term incentive awards, (iv) perquisites and other executive benefits, and (v) change-in-control severance benefits.

Base Salary

The Compensation Committee views base salaries as necessary to recruit and retain executives, but recognizes that base salaries do not focus the Management Team on achieving strong performance.  The salaries of our Management Team are designed to provide a competitive level of compensation that is affordable to the Company and fair to the executive.  Salaries are reviewed annually and adjustments, if any, are made based on the review of competitive salaries at our peer companies, as well as an evaluation of the individual officer’s responsibilities, job scope, and individual performance.  For example, we assess each officer’s performance with reference to his performance toward meeting objectives such as earnings, achievement of core deposit growth, successful execution of our capital plan, business conduct and integrity, and leadership and team building.

Matthews Young and the Compensation Committee reviewed salaries of positions similar to those held by the named executives within the peer groups.  Based on this review, Matthews Young and the Compensation Committee determined that our named executive officers’ salaries were below the median relative to comparable positions within the peer group.  The Compensation Committee also reviewed the multiple of executives’ base salaries relative to the next levels of management positions and all Company staff.  The Compensation Committee believes that base salaries can be somewhat below peer base salaries, as long as the gap is not so big as to make it difficult to attract and retain qualified executives.  However, some current base salaries are too far below peers and a smaller part of the mix than is appropriate given the Compensation Committee’s strategy.  Therefore, the Compensation Committee increased base salaries of certain officers during 2007 in amounts to catch up with our growth from prior years.  The 2007 base salaries for each of our named executive officers are reflected in the Summary Compensation Table included in this Report.

The Compensation Committee approved 2007 base salaries for our named executive officers in the following amounts: Mr. Hunt: $352,500, and Mr. Hamby: $202,000.  In arriving at these amounts, the Compensation Committee took into consideration the factors discussed above.  However, the Compensation Committee also considered that, in February 2007, after bonuses had been paid to our named executive officers, the Company revised its results for the fourth quarter of 2006 by increasing the Company’s allowance for loan losses by approximately $9.7 million, resulting in a reduction in net income of $5.9 million for the fourth quarter and year ended December 31, 2006.  Notwithstanding the fact that the revision related primarily to several loan relationships originated by the president of HomeTown Bank of Villa Rica in which numerous bank loan policies and procedures were not followed, the Compensation Committee deemed the most prudent course of action was to keep Mr. Hunt’s base pay the same as it was in 2006 and to provide a modest increase in Mr. Hamby’s base pay.  In anticipation of the Company’s pending merger with SunTrust Banks, Inc. (“SunTrust”), no further increases in the base salaries of our named executive officers are contemplated.

Annual Cash Incentive Awards

We believe that annual cash incentive awards focus our Management Team on the achievement of short-term objectives that are critical to achievement of our strategic plan.  Our continued success is derived from sustaining a balance between our short-term and our long-term objectives.  As a result, as we reach our short-term milestones, we believe our Management Team should be rewarded.

Our Management Team receives annual cash incentive awards under annual “Executive Incentive Plans,” which provide for target cash awards to certain members of our Management Team upon achievement of certain financial objectives.  We seek to ensure that annual cash incentive awards constitute a significant portion (35% to 55%) of each executive officer’s annual base salary based on the attainment of the annual performance objectives under the annual plans.

In December 2006, the Compensation Committee approved the 2007 performance objectives for the executive incentive plans for 2007.  These objectives came from line items in the proposed budget for 2007.  Awards for Messrs. Hunt and Hamby were based on budgeted net income, loan growth, deposit growth, net charge-offs, efficiency ratio and safety and soundness ratings established by the Compensation Committee.

These performance objectives represent those metrics that we believe are of utmost importance for the long term growth of a high performing community bank.  The annual budgets from which many of the performance objectives tend to be practical but ambitious and aggressive, shaping our goals for maximum performance and efficiency.  As such, achieving 100% of the targeted cash bonus level is relatively difficult but not unrealistic.  Notwithstanding the budgeted targets and other performance objectives communicated to each member of the Management Team in each annual plan, the Compensation Committee ultimately has discretion to determine what, if any, cash bonus awards are granted, regardless of which performance objectives are or are not met.

The table below summarizes the financial measures (along with their respective weighting factors) for the executive officers to receive cash bonus awards in 2007:

Financial Measure	Weighting Factor
Net Income	50%
Loan Growth	10%
Non Interest DDA	10%
Other Core Deposits	10%
Net Charge-offs	10%
Efficiency Ratio	5%
Safety and Soundness	5%

If the above performance criteria were satisfied, Messrs. Hunt and Hamby were eligible to receive a cash award equal to a percentage of their base salary as set forth below.

	Hunt	Hamby
Maximum Percent of Base Salary for Superior Level of Performance	55%	50%

In early 2008 and after reviewing the year-end financial reports, the Compensation Committee determined that the level of performance warranted Mr. Hunt and Mr. Hamby earning cash awards which approximated 75% and 83%, respectively, of their individually targeted awards.  Awards earned in 2007 by each of our named executive officers are reflected in the Bonus column of the Summary Compensation Table included in this Report.

Long-Term Incentive Awards

The Company believes that while short-term incentives are important, the value of our franchise is a long-term issue. Therefore, we offer a set of incentives that balance executives’ motivations between achieving annual strategic objectives and building long-term value. Toward that end, the Company offers long-term incentives in the form of stock options. In order to retain flexibility, the Compensation Committee has not established rigid, periodic dates upon which awards will be made, and typically grants options on random dates throughout the year or as needed. The Compensation Committee does not time the grant of options to take advantage of material non-public information, nor does the Compensation Committee take into account the prevailing trading prices of the Company’s common stock in the timing of awards in any way. The option exercise price, or strike price, for any award is always set at the fair market value on the date of the grant. Fair market value is defined as the closing price on the date of the grant. No new stock options were granted to our named executive officers during 2007.

In January 2007, Matthews Young compared historical stock option grants with peer companies, normal guidelines, and our philosophy and strategy. They found that we have been conservative with our long term incentive grants relative to all comparables. Matthews Young also recommended that we consider alternatives to stock options, such as performance and restricted stock. In May 2007, our shareholders approved the 2007 Omnibus Long-Term Incentive Plan which provided for such awards. No awards under this new plan were granted to the named executive officers in 2007.

Perquisites and Other Executive Benefits.

Perquisites. We provide the following perquisites to our named executive officers: (i) personal use of company automobile or a car allowance; (ii) country club memberships and dues; and (iii) cell phones.

We believe these perquisites serve a dual purpose. They are competitive with companies in our peer group, and they also facilitate the officer’s ability to work outside our corporate headquarters by assisting with travel and providing an external location to conduct business.

For information on the incremental cost of these perquisites, see footnotes 5 through 8 to the Summary Compensation Table included in this Report.

The Compensation Committee believes that the primary purpose of providing perks is to assist an employee to execute their responsibilities effectively. Since most perks also provide some personal facility, we recognize the cost of the perks as compensation. Philosophically, we see no need to be a leader in offering perks to our executives, but we will evaluate the value to both the Company and executive when they become common in our industry. Currently, we have no program for controlling the nature and cost of perks other than the Compensation Committee’s discretion.

Retirement Benefits. We maintain supplemental executive retirement agreements (“SERPs”) under an Executive Salary Continuation Plan with Messrs. Hunt and Hamby. The Compensation Committee provides SERPs to address the issues of internal and external equity in terms of retirement benefits offered to all employees at the Company as a percentage of final average pay and executives in our peer group. It is the Compensation Committee’s desire to fairly compensate executives and provide competitive retirement benefits given the restrictions on executives within tax qualified plans.

Some of our current SERP plans are not performing as desired which has resulted in inequities, and we asked Matthews Young to study alternative approaches during 2007.

We also offer a 401(k) plan to eligible employees (including the Management Team). The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation. In 2007, the Company matched 32.96% of eligible contributions up to an annual threshold equal to 6% of a participant’s total compensation.

Our executives are also eligible to participate in the Company’s other benefit plans on the same terms as other employees. These plans include paid vacation leave, medical and dental insurance, annual physical examinations, employee assistance programs, employee and dependent group term life insurance, and employee and spousal disability insurance.

Potential Payments Upon Termination or Change in Control

The Company has employment agreements with Mr. Hunt and Mr. Hamby that begin on the effective date of any “change in control” of the Company. The terms of these agreements regarding potential payments upon termination after a change in control of the Company are essentially the same. These executives have helped to build the Company into the successful franchise that it is today, and the Compensation Committee believes that it is important to protect these officers in the event of a change in control. Further, it is the Compensation Committee’s belief that the interests of shareholders will be best served if the interests of executive management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of executive management to pursue potential change in control transactions that may be in the best interests of shareholders.

For purposes of these benefits, a change in control is deemed to occur, in general, upon (a) the closing of any transaction, whether by merger, consolidation, asset sale, tender offer, reverse stock split or otherwise, which results in the acquisition of beneficial ownership (as such term is defined under the Exchange Act rules) by any person or entity or any group (except the Board of Directors of the Company as it exists on the date of execution of the agreement) or other persons or entities acting in concert, of 50% or more of the outstanding shares of common stock of the Company; or (b) the closing of any sale of all or substantially all of the assets of the Company. The pending merger with SunTrust will be deemed a “change in control” when it is completed.

In the event of a change in control of the Company, the terms of the employment agreements become in effect for a period of 36 months for Mr. Hunt and 24 months for Mr. Hamby. Compensation under the agreements includes:

•                  a total annual salary and bonus at least equal to the average of the compensation (base salary and incentive bonus) the officer has received for the three calendar years preceding the effective date, payable in semi-monthly installments payable on the 15th and last day of each month;

•                  health insurance and health benefits under the same terms and conditions as all other employees of the Company during the term of the agreement;

•                  eligibility to participate in the 401(k) Plan on the same terms and conditions as provided for all employees at the senior vice-president level or higher at the Company;

•                  the same number of weeks paid vacation as the officer was entitled to under the terms and conditions of his employment immediately preceding the event constituting the change in control of the Company; and

•                  other fringe benefits that the officer was receiving under the terms and conditions of his employment immediately prior to the event constituting change in control of the Company.

Under the agreement, the officer’s employment may be terminated:

•                  by the Company for “cause” (such as a material breach of the employment agreement, gross negligence or willful misconduct by the officer or conviction of a felony, misdemeanor involving moral turpitude, or fraud), without further obligation and for monies already paid;

•                  by the Company for any reason other than “cause”, in which case the Company will have to pay to the officer a sum equal to the compensation above for the period remaining in the agreement, which payment shall be made in a lump sum due not later than 15 days after the last to occur of the date of any closing in which change in control takes place and the date upon which the officer is given notice by the Company that his employment is terminated; and

•                  by the officer upon two weeks’ notice to the Company which, if terminated within 90 days of the effective date of the change in control, will entitle the officer to the compensation above, to be paid in a lump sum.  In the event the officer elects to terminate more than 90 days after the effective date of a change in control, he will receive no further salary or other benefits.

The following table summarizes in tabular form the potential post-employment payments due to the executive officers if the employment agreements discussed above become effective upon a change in control of the Company, assuming the change of control and the events occurred on the last business day of the last fiscal year.

	Termination by the Company for “cause”	Termination by the Company for any reason during the term other than for “cause”	Termination by the officer within 90 days of the change in control	Termination by the officer past 90 days of the change in control	Death or Disability
Name	($)	($)	($)	($)	($)

Richard A. Hunt	0	1,736,462	1,736,462	0	0

Gregory L. Hamby	0	633,451	633,451	0	0

Stock Trading Policies

Executives and other employees may not engage in any transaction in which they may profit from short-term speculative swings in the value of the company’s securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price or the like) and hedging transactions, such as zero-cost collars and forward sale contracts. In addition, this policy is designed to ensure compliance with all insider-trading rules.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of it five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Annual cash incentive awards, long-term incentive awards and stock option awards are performance-based compensation meting these requirements and are fully deductible. Thus far, none of our Management Team has received compensation in excess of the Section 162(m) limitation and therefore, all compensation has been fully deductible.

Summary Compensation Table

The following table sets forth certain information for the 2006 and 2007 fiscal years concerning compensation paid by the Company to its President and Chief Executive Officer and Chief Financial Officer.

Name and Principal	Salary(1)		Bonus(2)	Option Awards	Change in Pension Value	All Other Compensation		Total
Position	($)		($)	($)(3)	($)(4)	($)		($)

Richard A. Hunt
President and Chief Executive	2007	352,500	88,000	22,373	40,239	71,350	(5)	574,462
Officer	2006	352,500	146,499	31,419	40,404	64,039	(6)	634,861

Gregory L. Hamby
Executive Vice President and Chief	2007	202,000	50,500	8,815	4,733	22,446	(7)	288,494
Financial Officer	2006	190,000	78,964	17,158	3,795	21,810	(8)	311,727

(1)  Each of the named executives contributed a portion of his salary to the Company’s 401(k) plan, which amounts are not deducted from the salary amounts indicated.

(2)  These annual cash bonuses were paid in the first quarter of 2007 and the second quarter of 2008 for performance in 2006 and 2007, respectively.

(3)  This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the named executive officers, in such year as well as prior fiscal years, in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to the grants, refer to Note 12 of the Company’s financial statements in the Form 10-K for the year ended December 31, 2007, as filed with the SEC. For information on the valuation assumptions with respect to grants made prior to 2007, refer to the note on Stock-Based Compensation for the Company’s financial statements in the Form 10-K for the respective year-end. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(4)  This column represents the sum of the change in pension value and non-qualified deferred compensation earnings in 2006 and 2007 for each of the named executive officers. See the Pension Benefits Table included in this Report, including the present value assumptions used in this calculation.

(5)  Includes $51,050 in director fees; $6750 in 401(k) plan match; $132 in automobile allowance; $1750 in contributions to the stock purchase plan; $5420 in social club dues; and $6248 in life insurance premiums.

(6)  Includes $44,800 in director fees; $6,600 in 401(k) plan match; $493 in automobile allowance; $1,750 in contributions to the stock purchase plan; $4,596 in social club dues; and $5,800 in life insurance premiums.

(7)  Includes $12,000 in director fees; $6,750 in 401(k) plan match; $1,750 in contributions to the stock purchase plan; and $1,946 in life insurance premiums.

(8)  Includes $12,000 in director fees; $6,600 in 401(k) plan match; $1,750 in contributions to the stock purchase plan; and $1,460 in life insurance premiums.

Grants of Plan-Based Awards

The following sets forth information about grants of plan-based awards granted to the named executive officers in 2007. No plan-based awards were granted to the named executive officers in 2007.

Outstanding Equity Awards at December 31, 2007

The following table includes certain information with respect to the unexercised options held by the named executive officers at December 31, 2007. The listed stock option grants were approved by the Board of Directors under the Company’s 1997 Incentive Plan to each of the named executive officers listed. The option exercise prices are based on the closing price of the Company’s common stock listed on the Nasdaq Global Select Market on the grant date. All options in the table vest at a rate of 20% per year, in each case beginning on the first anniversary of the option grant date.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Richard A. Hunt
President and Chief	10/28/02	25,000	0	13.72	10/28/2012
Executive Officer	2/20/06	2000	8,000	21.66	02/20/2016

Gregory L. Hamby
Executive Vice President	7/16/01	6,250	—	10.92	07/16/2011
and Chief Financial	2/21/05	2,000	3,000	23.50	02/21/2015
Officer	2/20/06	600	2400	21.66	02/20/2016

Option Exercises and Stock Vested Table

The following table sets forth certain information regarding the exercise of stock options during 2007 by the persons named in the Summary Compensation Table and the value realized on the exercise of such options.

	Option Awards
Name	Number of Shares Acquired on Exercise #	Value Realized On Exercise(1) ($)
Richard A. Hunt President and Chief Executive Officer	6,250	28,312

Gregory L. Hamby Executive Vice President and Chief Financial Officer	2,100	241,542

(1)  “Value Realized” is based on the difference between the market price of our common stock on the date of exercise and the exercise price multiplied by the number of shares. On September 14, 2007, Mr. Hunt exercised 6,250 options with an exercise price of $8.64. On January 31, 2007, Mr. Hamby exercised 17,875 options, and on September 18, 2007, Mr. Hamby exercised 3,125 options, all with an exercise price of $8.64. The closing prices of our common stock as reported by the Nasdaq Stock Market (Nasdaq Global Select Market) on September 14, 2007, January 31, 2007, and September 18, 2007 were $13.17  $21.31, and  $13.69, respectively.

Pension Benefits Table

The following table sets forth certain information regarding plans that provide for payments or other benefits at, following or in connection with retirement.

		Number of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During 2007
Name	Plan Name	(#)	($)	($)

Richard A. Hunt		19	388,333	—
President and Chief Executive Officer	Executive Salary Continuation Plan

Gregory L. Hamby		9	62,915	—
Executive Vice President and Chief Financial Officer	Executive Salary Continuation Plan

(1)  Computed as of the same pension plan measurement date as used for 2007 financial statement reporting purposes.

(2)  The Present Value of Accumulated Benefit was calculated using the assumptions that were used for 2007 financial statement reporting purposes, including a 6.75% discount rate.

Director Compensation

The following table summarizes in tabular form the compensation awarded to, earned by, or paid to the Company’s directors other than Mr. Hunt, whose compensation for services rendered as a director is reported in the Summary Compensation Table above, for 2007.

Name	Fees Earned or Paid in Cash(1) ($)	All Other Compensation(2) ($)	Total ($)
Lowell S. (Casey) Cagle	19,200	—	19,200
Dr. John W. Darden	31,900		31,900
William A. Foster, III	26,850	1,750	28,600
Bennie E. Hewett	33,900	1,750	35,650
James L. Lester	25,500	1,750	27,250
John E. Mansour	32,700	1750	34,450
Dr. T. Alan Maxwell	22,100	1,750	23,850
James H. Moore(3)	40,350	1750	42,100
Samuel L. Oliver	39,650	1,750	41,400
Alan A. Wayne	43,600	1,740	45,340
Philip A. Wilheit	48,250	1,750	50,000
Anna B. Williams	36,600	—	36,600

(1)  Includes cash payment for service on the Company’s Board and subsidiary Bank Boards, if any.

(2)  Consists of matching contributions to the stock purchase plan. Under that plan, all full-time employees and directors of the Company or a Bank are eligible to participate in the plan. The Company matches payroll deductions (for employees) and direct contributions at a rate of 50% of the amount contributed.

(3)  Mr. Moore resigned as a director effective December 31, 2007.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis contained in this Report and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee

Philip A. Wilheit Alan A. Wayne William A. Foster III

The foregoing report of the Compensation Committee does not constitute soliciting material and  shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the report by reference in any such document.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has ever been an officer of the Company or was an officer or employee of the Company or any of the Banks during 2007. In addition, none of these individuals had any or have any relationship requiring disclosure under Item 404 of Regulation S-K. During 2007, (i) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and (iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of the Company’s common stock owned as of March 5, 2008, (i) by each person known to the Company who beneficially owned more than 5% of the shares of the Company’s common stock, (ii) by each of the Company’s directors and the executive officers named in the Summary Compensation Table included in this Report, and (iii) by all of the Company’s directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Lowell S. (Casey) Cagle	18,632	(3)	*
Dr. John W. Darden	149,009	(4)	1.05
William A. Foster, III	86,713	(5)	*
Bennie E. Hewett	178,666	(6)	1.26
Richard A. Hunt	154,859	(7)	1.09
James L. Lester	55,780	(8)	*
John E. Mansour	51,751	(9)	*
Dr. T. Alan Maxwell	76,239	(10)	*
Samuel L. Oliver	93,589	(11)	*
Alan A. Wayne	35,986	(12)	*
Philip A. Wilheit	222,452	(13)	1.56
Anna B. Williams	49,310	(14)	*
Gregory L. Hamby	36,585	(15)	*
Dimensional Fund Advisors LP	1,035,716	(16)	7.28

SunTrust Banks, Inc.	1,122,581	(17)	7.89

All directors and executive officers as a group (13 persons)	1,209,571		8.50

*Represents less than 1% of the Company’s outstanding shares.

(1)

Under the rules of the U.S. Securities and Exchange Commission (the “SEC”), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities that such person has the right to acquire beneficial ownership of within 60 days. Except as otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information as to beneficial ownership has been furnished by the respective persons listed in the above table.

(2)

Based on 14,230,796 shares outstanding as of March 5, 2008. Shares underlying outstanding stock options or warrants exercisable within 60 days of such date are deemed to be outstanding for purposes of calculating the percentage owned by such holder.

(3)	Includes currently exercisable options to purchase 9,800 shares.

(4)

Includes 14,357 shares owned by Dr. Darden’s wife, 1,064 shares held in the Company’s stock purchase plan and an aggregate of 57,524 shares which are held in two individual retirement accounts for Dr. Darden’s benefit.

(5)

Includes 28,120 shares held in an individual retirement account for Mr. Foster’s benefit and 1,440 shares held in the Company’s stock purchase plan. Also includes currently exercisable options to purchase 7,860 shares. 32,890 shares have been pledged by Mr. Foster as security for a $500,000 loan from Community Trust Bank. 3,325 shares have been pledged as security for a $50,000 loan to an individual on which Mr. Foster is guarantor.

(6)

Includes 1,820 shares held by Mr. Hewett’s children, an aggregate of 12,172 shares held in individual retirement accounts for Mr. Hewett’s benefit, 1,320 shares held in the Company’s stock purchase plan, 50,340 shares held by Citizens Family Partnership, 7,532 shares held by Life of Georgia Credit Reinsurance, and 40,289 shares held by Citizen Reinsurance. Mr. Hewett shares voting power over the shares held by his children. Mr. Hewett shares investment and voting power over the shares held by Citizens Family Partnership.

(7)

Includes 28,805 shares held in an individual retirement account for Mr. Hunt’s benefit. Also includes currently exercisable options to purchase 27,000 shares, 2,543 shares held by his spouse and 781 shares owned jointly with his mother.

(8)

Includes 25,698 shares owned by J.L. Lester & Son and 163 shares owned by Mr. Lester and his spouse as joint tenants. Includes 11,746 shares held in an individual retirement account for Mr. Lester’s benefit. Also includes 2,816 shares held in the Company’s deferred compensation plan, and 1,440 shares held in the Company’s stock purchase plan.

(9)

Includes 2,807 shares owned jointly by Mr. Mansour and his wife, 542 shares held by his wife in an individual retirement account, and 20,069 shares held in an individual retirement account for Mr. Mansour’s benefit.

(10)

Includes 38,363 shares held in an individual retirement account for Dr. Maxwell’s benefit, 1,122 shares held in the Company’s deferred compensation plan, 1,078 shares held in the Company’s stock purchase plan, and 2,672 shares held in an individual retirement account for his wife’s benefit. Also includes 2,351 shares held by Dr. Maxwell’s mother, for whom he serves as co-legal guardian.

(11)

Includes 15,718 shares owned by Mr. Oliver’s wife, 58,315 shares held by the Hulsey, Oliver & Mahar 401(k) Plan for the benefit of Mr. Oliver, 312 shares held by the Hulsey & Oliver Building Company, for which Mr. Oliver is a 50% partner, and 1395 shares in held in the Company’s stock purchase plan.

(12)

Includes 2,080 shares owned by Mr. Wayne’s wife. Also, includes 531 shares held in an individual retirement account for Mr. Wayne’s benefit, 62 shares held in an individual retirement account for Mr. Wayne’s wife’s benefit, 17,545 held in a joint brokerage account with his Mr. Wayne’s wife, and 1,367 shares held in the Company’s stock purchase plan.

(13)

Includes 15,569 shares owned by Mr. Wilheit’s wife, 7,390 shares held in an investment account, 1,321 shares held in the Company’s stock purchase plan, and 7,911 shares held by the Wilheit Family Properties. Mr. Wilheit shares investment and voting power over the shares held by Wilheit Family Properties.

(14)	Includes 17,485 shares held in an individual retirement account for Ms. Williams’s benefit, and 31,825 shares held in Ms. Williams’ husband’s name.

(15)

Includes currently exercisable options to purchase 8,850 shares, 312 shares which are held in an individual retirement account for Mr. Hamby’s benefit, and 1,373 shares held in the Company’s stock purchase plan.

(16)

Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) reported on its Schedule 13G filed with the SEC on February 6, 2008, that (a) it is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishing investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts, possessing investment and/or voting power over the securities of our common stock owned by those investment companies, trusts and accounts (although it disclaims beneficial ownership of such securities); and (b) its address is 1299 Ocean Avenue, Santa Monica, California 90401.

(17)

SunTrust Banks, Inc., a Georgia corporation, reported on its Schedule 13D filed with the SEC filed on November 9, 2007 that on November 2, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SunTrust. Under the terms of the Merger Agreement, the Company will merge with and into SunTrust or one of SunTrust’s subsidiaries, with SunTrust or its subsidiary continuing as the surviving entity (the “Merger”). Certain shareholders of the Company (each a “Shareholder,” and collectively, the “Shareholders”) and SunTrust have entered into Voting Agreements, each dated November 2, 2007, which are attached to the Schedule 13D as Exhibits 2 through 14 (each a “Voting Agreement,” and collectively, the “Voting Agreements”) with respect to certain Shares beneficially owned by the Shareholders. Pursuant to the Voting Agreements, the Shareholders agreed to vote an aggregate of 1,122,581 Shares owned by them, as well as any Shares acquired by them after November 2, 2007 (the “Committed Shares”), in favor of the Merger Agreement and for approval of the Merger. As of November 9, 2007, SunTrust owned no Shares. For purposes of Rule 13d-3 under the Act, however, as a result of entering into the Voting Agreements, SunTrust may be deemed to possess beneficial ownership of the Committed Shares. SunTrust, however, disclaims beneficial ownership of such securities, and the filing of Schedule 13D is not to be construed as an admission that SunTrust is the beneficial owner for any purpose of the securities subject to the Voting Agreements. SunTrust’s principal place of business and principal office is at 303 Peachtree Street NE, Atlanta, Georgia 30308.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Certain of the officers, directors and shareholders of the Company named in this Report and the Banks, and affiliates of such persons, have from time to time engaged in banking transactions with the Banks. Such persons are expected to continue these transactions in the future. Any loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2007, loans to officers, directors, and shareholders of the Company named in this Report and the Bank amounted to an aggregate of approximately $38,263,000.

Samuel L. Oliver, a director of the Company, is a partner in the law firm of Hulsey, Oliver & Mahar, LLP, Gainesville, Georgia, (“Hulsey Oliver”) which firm served as legal counsel to the Company in 2007. During 2007, the Company paid an aggregate of $563,205 in legal fees to Hulsey Oliver. It is anticipated that this firm will also provide legal services to the Company and the Banks during 2008.

Alan Wayne is the first cousin of Scott Wayne, who is Senior Vice President of Gainesville Bank & Trust and President of the Bank of Athens division of Gainesville Bank & Trust.

All related party transactions are subject to review by the full Board of Directors. We believe that the terms for all related party transactions are at least as favorable as those that could be obtained from a third party. Nasdaq Listing Standards Rule 4350(h) requires the Company to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and further requires all such transactions to be approved by the Company’s Audit Committee or another “independent body” of the Board of Directors. The term “related party transaction” is generally defined as any transaction (or series of related transactions) in which the Company is a participant and the amount involved exceeds $120,000, and in which any director, director nominee, or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company.

Director Independence

The business and affairs of the Company are under the direction of the Company’s Board of Directors. The Board of Directors has affirmatively determined that the majority of the Board (10 of 12) is comprised of “independent directors” within the meaning of the Nasdaq Stock Market rules governing director independence. The independent directors are:  Mr. Cagle, Dr. Darden, Mr. Foster, Mr. Hewett, Mr. Lester, Dr. Maxwell, Mr. Mansour, Mr. Wayne, Ms. Williams, and Mr. Wilheit.

To be considered independent, the director (or a family member of the director) cannot:

•	have been employed by the Company or a subsidiary in the last three years;

•	have accepted, in the last three years, any payments from the Company or a subsidiary in excess of $100,000 during any twelve-month period, other than the following:

	•	compensation for board or board committee service;

	•	payments arising solely from investments in the Company’s securities;

	•	compensation paid to a family member who is a non-executive employee of the company or a subsidiary of the company;

	•	benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•

loans from a financial institution where the loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public, and did not involve more than a normal degree of risk or other unfavorable factors; or

•

payments from a financial institution in connection with the deposit of funds or the financial institution acting in an agency capacity, provided such payments were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable transactions with the general public;

•

be a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made or received payments for property or services in the current or any of the past three fiscal years exceeding 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

• payments arising solely from investments in the company’s securities; or

• payments under non-discretionary charitable contribution matching programs.

•	have a relationship that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director;

•	be an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the Compensation Committee of the other entity; or

•	be a partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

In addition, each member of the Audit Committee, Compensation Committee and Nominating Committee of the Company’s Board of Directors is independent under the rules of Nasdaq, and each member of the Audit Committee also meets the independence requirements set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Accountants

Fees

The fees billed by M&J for fiscal years ended December 31, 2006 and 2007 were as follows:

	2006	2007
Audit fees(1)	$363,034	$398,615
Audit related fees(2)	$20,671	$22,000
Tax fees(3)	$30,719	$26,000
All other fees(4)	—	—

(1)

Includes professional services rendered for the audit of the Company’s financial statements for the fiscal year and the reviews of the Company’s financial statements included in the Company’s Forms 10-Q filed during such fiscal year. Audit fees include attendance at Audit Committee meetings related to the audit or review, and consultation on audit and accounting matters arising during the course of such services, audit committee and management letter communications related to the audit or reviews. Audit fees also include fees for services provided in connection with regulatory filings, consents, and assistance with and review of documents filed with the SEC, as well as review and assistance with Form S-4 filings.

(2)

Audit-related fees were in connection with consultations concerning financial accounting and reporting standards, audits of employee benefit plans, and services performed in connection with mergers or acquisitions.

(3)

Tax fees included fees for tax compliance, tax planning, tax advice, preparation of original and amended tax returns, claims for refunds, tax advice related to mergers and acquisitions, benefit plan tax preparation, requests for rulings or technical advice from taxing authorities, and preparation of short-period tax returns related to Mountain Bancshares, Inc.

(4)	No fees were paid for services provided by M&J during 2006 and 2007 other than those described above.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the Company’s Audit Committee charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to assure that the provisions of such services does not impair the accountants’ independence.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

None.

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

The following exhibits are filed as part of this Report:

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

GB&T BANCSHARES, INC.

Dated: April 28, 2008	By:	/s/ Richard A. Hunt
Richard A. Hunt, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

By:	/s/ Richard A. Hunt	DATE:	April 28, 2008
Richard A. Hunt, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	*	DATE:	April 28, 2008
Gregory L. Hamby, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	*	DATE:	April 28, 2008
Philip A. Wilheit, Chairman and Director

By:	*	DATE:	April 28, 2008
Samuel L. Oliver, Vice Chairman and
Director

By:	*	DATE:	April 28, 2008
Alan A. Wayne, Secretary and Director

By:	*	DATE:	April 28, 2008
Anna B. Williams, Director

By:	*	DATE:	April 28, 2008
Dr. John W. Darden, Director

By:	*	DATE:	April 28, 2008
William A. Foster, III, Director

By:	*	DATE:	April 28, 2008
Bennie E. Hewett, Director

By:	*	DATE:	April 28, 2008
James L. Lester, Director

By:	*	DATE:	April 28, 2008
T. Alan Maxwell, Director

By:	*	DATE:	April 28, 2008
Lowell S. (Casey) Cagle, Director

By:	*	DATE:	April 28, 2008
John E. Mansour, Director

*By:	/s/ Richard A. Hunt
Attorney-in-Fact